Form 10KSB
period 1999-12-31
GENE CELL INC
filed 2000-04-13
CIK 1096637

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 1999
                                         -------------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                       Commission File Number 0-27727
                                             --------
                              GENE-CELL, INC.
              -----------------------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                91-1766174
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

     1010 Hercules, Houston, Texas                                 77058
---------------------------------------                          ---------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code        (281) 461-7996
                                                         ------------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                   $.001 par value, common voting shares
                  ---------------------------------------
                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [ X ]
                       ----     -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form
10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was: ($594,000).

The aggregate market value of the issuer's voting stock held as of March
21, 2000, by non-affiliates of the issuer was approximately     $9,246,852.
                                                                -----------
As of March 21, 2000, issuer had 17,778,412 shares of its $.001 par value common stock outstanding.

Transitional Small Business    Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: none

                              Gene-Cell, Inc.
     Annual Report on Form 10-KSB for the Year ended December 31, 1999
--------------------------------------------------------------------------

TABLE OF CONTENTS
--------------------------------------------------------------------------
PART I
------
ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . .

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . .

PART II
-------
ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . .

ITEM 6    PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . .

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . .
PART III
--------

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . . .

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .

PART IV
-------
ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


Item 1.         Description of Business
---------------------------------------
Overview

     Gene-Cell, Inc. (the "Company"or "GCI") was originally incorporated in the state of Nevada on November 3, 1986 under the name Becniel Corporation. The Company was organized and authorized to pursue any lawful purpose or purposes. The Company amended its Articles of Incorporation on September 30, 1987, changing its name to Tzaar Corporation and authorized common stock of 100,000,000 shares at par value of $0.001. From 1989 up until 1996, the Company had not engaged in any business activity. The Company had no significant revenues and was considered to be a "development stage company."

     On December 28, 1996, the Company entered into a plan of reorganization with Genesystems, Inc. ("Genesystems"), a corporation organized in the state of Nevada on December 12,1996. In connection with the plan of reorganization, the Company made a one for ten reverse split of its outstanding shares, issued an additional 7,500,000 post-split restricted shares to effect a share exchange with Genesystems and authorized and issued an additional 3,500,000 common shares for a limited offering. As a result of the reverse acquisition, control of the Company was acquired by Genesystem shareholders. The acquisition of the public shell (Tzaar Corporation) was accounted for as a recapitalization. The current business of the Company is that of Genesystems, Inc.

     In addition, the Company changed its name to Gencell, Inc. and appointed new officers and directors to the Company. On September 29, 1997 the Company changed its name to Gene-Cell, Inc. Since December 1996, the Company has focused its plan of operations on the business of developing therapies that can treat major diseases and disorders of the human blood system.

Business of the Company
-----------------------
     The Company operates in the biotechnology sector of the pharmaceutical industry sometimes referred to as the Biopharmaceutical or Life Science industry. The mission of the Company is to become a global leader in stem cell gene therapy by using the Company's technologies to repair and/or compensate for mutations in defective genes. Mutations in genes are known to be the cause of many genetic diseases including Sickle Cell Disease and
Muscular Dystrophy.   A unique aspect of the Company's non-viral process is
that it is performed on a patient's stem cells outside the body or ex vivo. Stem cells are special cells in the body that are basic or building block cells which have the ability to continually create large numbers of more specialized cells. The Company's technology allows for attaching or immobilizing human stem cells. The cell can then be microinjected with properly encoded, healthy DNA. Following this process, the DNA treated stem cells are reintroduced into the patients body where they can re-populate. It is anticipated that these DNA treated and/or corrected cells will produce millions of cell offspring transmitting the desired effects. The Company's technology will also be beneficial to the pharmaceutical industry for studying the function(s) of individual genes and the possible contribution of these genes to various diseases.

     To better understand the business of the Company it is helpful to understand more about the industry background and why the Company entered this market. In basic terms, each cell in the human body contains DNA, often called an individual's "genetic blueprint". The DNA is further organized into genes, which are in turn organized into chromosomes. A

                                     3
change in the DNA sequence or code of a gene is called a mutation. Often mutations are harmless; however, some mutations lead to serious disease. There are about 4,000 diseases that have been traced to gene disorders or mutations.

     The Company's approach differs from conventional medical treatment of genetic diseases. Rather than treating the symptoms, the gene therapy proposed by the Company focuses on the cause of disease at the origin, the DNA. In addition, the Company will be capable of treating the patient's cells outside the body. The treated cells will then be returned to the patient's body, thus the patient does not need to be present for the gene modification.

     To address the disease at the origin, either a properly functioning copy of a gene must be delivered to the cell or the known defect must be repaired. Traditionally gene therapy has been done by generating viruses which contain therapeutic DNA. The virus is then allowed to infect the target cells, transferring the DNA to those cells. Viral gene therapy, however, is only able to carry a finite amount of therapeutic DNA. Limitations are apparent when the genetic material required to correct a mutation exceeds the packaging limit of a virus, which is the case for a number of genetic diseases. In these cases viral gene therapy is not a viable option. Further, viruses do not infect all cell types with equal efficiency. Finally, viruses are not able to deliver genetic fragments (small pieces of DNA) necessary for gene repair. These restrictions of viral gene therapy, as well as safety issues associated with using live virus, have led researchers to search for alternate techniques of performing gene therapy to treat a wide range of genetic diseases.

     Dr. Brian R. Davis and Dr. David B. Brown founded Genesytems in 1996 after they recognized these significant limitations associated with existing viral based gene therapy methods. They decided to focus on alternate methods of delivery for therapeutic DNA.

     The Company is at the forefront of gene therapy research employing a delivery technique called glass needle mediated microinjection. Microinjection involves injecting cells with minute amounts of material using very small needles made of glass. In order to utilize this technique the Company had to develop new needles because commercially available needles were too large. The commercial needles were large enough that they would cause physical damage to the cell they were injecting. To remedy this problem the Company developed ultra-fine needles with a tip diameter of ~0.3 microns which is about 1/100 the diameter of a human hair. These smaller diameter needles made of glass are capable of delivering DNA without damaging the cell.

     In addition to the development of a smaller needle, the system developed by the Company requires that a cell be immobilized (that is, attached to a plastic dish or surface) in order to perform microinjection. The Company has made major advances in this area and has developed a novel proprietary method to immobilize cells without the loss of cell function. The development of this immobilization technology was critical to the success of the Company and comprises part of the first patent filing of the Company.

     There are many different types of cells in the body.  The Company has
selected to initially focus on blood stem cells for gene therapy.   Blood
stem cells are referred to as "mother" blood cells and are found in bone marrow and umbilical cord blood. These "mother" blood cells have the

                                     4
capacity to give rise to all the cells that make up the blood, including white and red blood cells. Through microinjection of blood stem cells, the probability of delivering DNA to cells that will create cell offspring with the desired effect is greatly enhanced.

     The Company employs acceptable scientific methods of research, and their technology has been verified through test results and review both at the Company and at the University of Texas Medical Branch. This work has been presented in university lectures, at gene therapy conferences, and was recently published in Blood (Blood 95: 437-444, 2000), the Journal of the American Society of Hematology. In order to protect the Company's technology, the principles have filed for patents on the related technology.

Application of Gene Therapy Technology
--------------------------------------

     The Company envisions that treatment of disease will be performed, using the Company's technologies, at major medical centers and Gene Therapy Centers through licensing agreements with the Company. The treatment process is as follows:

     1) Physicians collect tissue samples from patients containing the cells needed for genetic modification (e.g. umbilical chord blood, bone marrow);

     2)   The cells to be modified are purified;

     3) The cells are genetically modified with DNA using the Company's technology;

     4) The modified cells are expanded without the loss of biological activity; and finally;

     5)   The modified cells are transplanted back into the patient.

     This approach is expected to work effectively for adults and children.

     Recent reports suggest that to successfully treat a child with a genetic disease, at least 10-100 stem cells must be successfully modified. Estimates from the Company indicate, to achieve a sufficient number of modified genes, injection of at least 300-5000 cells per patient will be necessary. The Company is currently refining automated workstations that will make clinical application of microinjection routine by providing rapid and consistent microinjection into blood stem cells. The process of microinjection done manually is limited to injecting approximately 300-500 cells per hour. It is anticipated that workstations will be able to
microinject approximately 1200-2000 cells per hour.   Workstations are at
the core of applying the Company's technology in a clinical setting and will be included in licensing agreements to use the Company's technology.

Diseases Potentially Treatable by Stem Cell Gene Therapy
--------------------------------------------------------

     The following charts outline the estimated number of patients in the U.S. with the seven most potentially treatable inherited diseases by blood and muscle/bone stem cell gene therapy. There are many other genetic disorders, which are more rare in occurrence that could also be treated by the Company's technology.

                                     5

Diseases Potentially Treatable by Blood Stem Cell Gene Therapy
--------------------------------------------------------------

Disease             Sickle Cell         a Thalassemia       b Thalassemia
------------------------------------------------------------------------------------
# of Patients (US)  40,000 - 60,000     100,000 new cases/year worldwide*
------------------------------------------------------------------------------------
Gene Affected       b -globin           a-globin            b-globin
------------------------------------------------------------------------------------
More Common Gene    Point mutation      Point mutations     Point mutations
Defects                                 Deletions of gene   (~6 mutations responsible
                                        (~80% of cases)     for 90% of cases in each
                                                            racial group)
------------------------------------------------------------------------------------
Results of Defect   Crescent shaped     Poor oxygen         Poor oxygen transport
                    red blood cells,    transport
                    poor oxygen
                    transport
                    heart trouble, etc.
------------------------------------------------------------------------------------
Current Therapy     Blood transfusions  Regular blood       Regular blood
                    Hydroxyurea         transfusions        transfusions
                    therapy             Chelatin therapy    Chelatin therapy
------------------------------------------------------------------------------------
GCI Gene Therapy    Gene repair         Gene Delivery of    Gene Repair
Treatment                               a-globin;
                                        Gene Repair of
                                        point mutations
------------------------------------------------------------------------------------
Results             Corrected           Corrected a-Globin  Corrected B-Globin in
                    B-Globin in red     in red blood cells  red blood cells
                    blood cells
------------------------------------------------------------------------------------

* Thalassemia occurs most frequently in people of Italian, Middle Eastern, African, Greek, Southeast Asian ancestry.

Diseases Potentially Treatable by Muscle/Bone Stem Cell Gene Therapy

                                                Duchenne
                Osteogenesis    Ehlers-Danlos   Muscular         Marfan
Disease         Imperfecta      Syndrome        Dystrophy        Syndrome
------------------------------------------------------------------------------------
# of Patients   12,500          50,000          12,500           12,500-25,000
(US)
------------------------------------------------------------------------------------
Gene Affected   Collagen        Collagen;       Dystrophin       Fibrillin
                                Lysyl
                                hydroxylase
------------------------------------------------------------------------------------
Results of      Brittle bones   Joint problems  Muscle           Sketal & heart
Defect          Continuous      Extreme         weakening        problems, Reduced
                fractures/      bruising and    Progressive      vision
                breaks          bleeding        scoliosis
------------------------------------------------------------------------------------
                                          6

Current         Ineffective.    None.           Glucocorticoid   None. Surgical
Treatment/      Continued       Continued       therapy          replacement/
Prognosis       surgery and     surgical joint  slows            repair
                physiotherapy   repair,         progession       of aorta, etc.,
                                bleeding        up to 3 years    adrenergic
                                disorders       (only in         agents
                                                some patients)
------------------------------------------------------------------------------------
GCI Gene        Gene Repair     Gene            Delivery of      Gene
Therapy                         Repair          dystrophin       Repair
Treatment                                       gene
------------------------------------------------------------------------------------
RESULTS         Collagen        Collagen or     Normal           Corrected
                corrected:      hydroxlase      dystrophin       fibrillin:
                osteoblasts     corrected:      overrides        eye, skeletal,
                and osteoclasts osteoblasts     defective in     and cardiac
                                and osteoclasts sketal muscle    muscle
------------------------------------------------------------------------------------

Use of The Company's Technology to Study Gene Function
------------------------------------------------------
The Company's technology can be applied immediately to fill a current need in the pharmaceutical industry by developing cells that are modified and/or mutated at very specific points within the code of a gene. These customized "gene modified cells" could be used by pharmaceutical firms to determine the function or action of specific genes and/or mutations within those genes. The information gained from such studies can be used to design and develop new drugs and treatments for various diseases. Differences in the ability of patients to respond to certain drugs (that is, the extent to which a drug treats a disease in one patient versus another) is often a result of small differences in the code of certain genes. Understanding these differences will allow for the development of drugs tailored to treatment of a particular individual. Research aided by the Company's technology will help to explain the function of newly discovered genes, and assist in determining whether specific mutations in genes are truly responsible for a disease. Such information is essential to the pharmaceutical industry for the development of new drugs that can better treat diseases.

Source of Funds
---------------
     The Company has secured funding through October, 2000, from a private entity and is actively seeking additional funding. It is customary for biotech companies at a certain stage of research to actively pursue partnerships and/or licensing agreements with large biopharmaceutical companies. The Company expects to be at this point in approximately three years. The Company is currently seeking these relationships even though it is not likely to finalize any such relationships for approximately three years. A partnership/investment with a pharmaceutical/large biotechnology company might be centered on one particular disease or a group of related diseases in which said company has clinical and financial interests. Such an arrangement would provide the Company with revenue to further develop the technology required for a particular program, additional scientific and legal expertise, and assistance and guidance through the regulatory processes required prior to beginning clinical trials.

     In addition, licensing agreements and/or partnerships with various pharmaceutical firms relating to gene function studies would result in revenues over the next few years. When possible, royalties could be generated from the sale of pharmaceuticals developed using information gained from the Company's gene modified cells.
                                     7

Competition
-----------
     The microinjection technology utilized by the Company for gene therapy is unique. The Company, however, is aware of several development-stage and established enterprises, including prominent pharmaceutical and biotechnology firms, (such as Cell Genesys, Genzyme, Systemix/Novartis, Chiron/Viagene, Kimeragen, Osiris) which are exploring the field of human gene therapy or are actively conducting research in areas of gene insertion using viruses and other methods. In essence, virus-based systems and microinjection-mediated techniques represent two approaches to the common goal of stem cell gene therapy.

     Current technology focuses on to introducing DNA into stem cells via viruses. To date, viral-based human stem cell gene therapy has demonstrated only marginal success in clinical trials. Further, even if virus-based methods should advance, viruses can carry only about 8,000 base pairs of DNA information into a cell, which thus far, has not been sufficient to successfully correct the defective gene(s) in the most common blood diseases. In contrast, the Company's proprietary technology, in principle, will allow greater than 20,000 base pairs of DNA to be successfully microinjected into each stem cell. It also allows for delivery of enhancing factors such as protein(s) which may be necessary for the successful integration of new DNA information within the existing code of mutations. Gene repair can not be easily accomplished using virus-based delivery systems. The Company beleives the microinjection-mediated delivery of specialized small fragments of genetic material, will allow for successful gene repair of stem cells.

Biohazardous Waste
------------------
     While the Company does not produce any biohazardous waste it does work with human blood products that must be handled and disposed of as biohazardous waste. The Company currently contracts with BFI Corporation to dispose of its human blood products.

Governmental Approval
---------------------
     As research and development progress, the Company will seek a relationship with major pharmaceutical companies in order to take the technology through the required government regulatory process and FDA approval.

     The Company believes that the short term potential of gene therapy lies in the ex vivo (out of body) genetic modification of cells. In the United States, gene therapy will be regulated by the FDA's Center for Biologic Evaluation and Research ("CBER"). For ex vivo gene therapy, CBER regulation places a statutory emphasis on manufacturing, that is, the genetic modification and processing of cells. To ensure compliance with FDA/CBER regulation, the Company will carry out the ex vivo modification and processing of cells at facilities under its own control.


     Before obtaining regulatory clearance for commercial sale of any potential products or services/therapies under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product or service/therapy is safe and effective for use in humans for each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing. Moreover, there can be no assurance that the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory clearance or will result in marketable products. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a potential product under development could delay or prevent regulatory approval of the Company's product and would have a material adverse effect on the Company's business, financial condition and results of operations.

     Before a pharmaceutical agent may be marketed in the United States preclinical testing must be performed. Preclinical testing includes laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product or service/therapy and its formulations. The results of these studies and other information must be submitted to the FDA as part of an investigational new drug application. This must be reviewed and approved by the FDA before proposed clinical testing can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters for monitoring safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution at which the study is conducted. The institutional review board considers, among other things, ethical factors and the safety of human subjects. In addition, certain protocols involving the use of genetically modified human cells must also be reviewed by the Recombinant Advisory Committee of the National Institutes of Health.

     Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products or therapies for life-threatening diseases, the initial human testing is generally done with diseased patients rather than with healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as Phase I/II trials.


     The results of the preclinical and clinical testing, together with chemistry and manufacturing information, are submitted to the FDA in the form of a new drug application for a pharmaceutical product, and in the form of a product license application for a biological product, for approval to commence commercial sales. In responding to a new drug application or a product license application, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which the Company is seeking approval or may have contraindications with respect to conditions of use.

     The Company has not yet begun the process of applying for FDA approval. Before doing so, the Company anticipates first demonstrating that its technology works in an animal model before initiating clinical trails involving human patients. To do this, the Company will attempt to isolate an enriched population of human blood stem cells and introduce, by microinjection (or other technology), a new gene (DNA) into the cells. The Company plans to then transfer the cells into mice lacking a fully developed immune system to show that: 1) the cells survive; 2) the cells adapt to the environment in the new host (engraft); 3) the engrafted cells produce new blood cells for an extended period of time; and 4) the gene introduced into the stem cells functions in the newly produced cells derived from the stem cells.

Research & Development
----------------------

     The Company's research and development efforts will continue to focus on optimization of its technology in order to achieve the efficiencies of stem cell genetic modification required for clinical application and gene function studies. The Company spent $353,939 in 1997 , $400,177 in 1998, and $386,231 in 1999 on research and development and anticipates expending an additional $800,000 during the next twelve months. The Company has established working relationships with investigators at several universities and biotechnology companies.

Number of Employees
-------------------
     The Company currently has two full-time employees, one of whom is a Ph.D. trained scientist, and six part-time employees, three of whom are Ph.D. trained scientists. The Company anticipates hiring additional employees within the next twelve months.

Reports to Security Holders
---------------------------
     The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company which may be viewed at http://www.sec.gov.
          -------------------
                                     10

Item 2.   Description of Property
---------------------------------

Property & Facilities
---------------------

     The Company owns the following filed patent applications:

     Title                                             Number
     ---------------------------------------------     ------------------
     Nucleic Acid Constructs and                       PCT/US97/24236
     Uses thereof for Direct Nucleic
     Acid Incorporation into Cells

     Method and Device for                             PCT/US97/23781
     Microinjection of Macromolecules
     Into Non-Adherent Cells

     To accomplish its goals, the Company has established a research and development laboratory, located in the Clear Lake area between Houston and Galveston, Texas. It consists of approximately 2,000 square feet of fully-equipped, state of the art laboratory space. The lease term expires on December 31, 2000 and is renewable at market rate for an additional year.

     The Company's laboratory is fully operational with a fully functional climatized (dehumidified, air conditioned) room for microinjection and pulling microinjection needles. The laboratory is continuously monitored with fire and burglar alarm systems.

     The Company leases office equipment at a rate of $92.01. The lease agreement concludes in June 2000. The Company also leases lab equipment through nine separate leasing agreements for a total of $7,449.63 a month. All of the agreements expire at various times ranging from June 2000 until July 2001.

Investment Policies
-------------------
     Currently the Company does not own any real property. In addition, the Company has no intention to purchase any real property at this time. Therefore, the Company does not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of/or interests in persons primarily engaged in real estate activities. The Company, however, may purchases real property if the need arises. These properties would not be pursued for investment purposes. Rather, they will be used to carry out the business of the Company.

Item 3.   Legal Proceedings.
----------------------------
          The Company is not a party to any pending material legal proceedings. To the knowledge of management, no federal, state, or local governmental agency is presently contemplating or proceeding against the Company. To the knowledge of the management, no director, officer or affiliate of the Company or owner of record or beneficiary of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

                                     11

Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------
          None.

PART II
-------
Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------
     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "GCLL". As of December 31, 2000 the Company had approximately 99 shareholders holding 17,778,412 shares of common stock. Of the issued and outstanding common stock 4,553,743 are free trading, the balance are restricted stock as that term is used in Rule
144. The Company has never declared a dividend on its common stock other than a special dividend issued to one investor in 1998. The special dividend was declared in an attempt to equalize the price the investor paid for stock in 1997 and was paid in the form of issuing additional shares. (See note 5 Stockholders Equity on page F-16 of the attached financial statements).

                          CLOSING BID                    CLOSING ASK
                         ---------------------           ---------------------
                         HIGH        LOW                 HIGH         LOW
                         ---------   ---------           ---------    ---------
1998
----
First Quarter            2.625       2.00                3.25         2.25
Second Quarter           2.25        1.125               3.00         1.50
Third Quarter            1.375       0.625               1.625        0.75
Fourth Quarter           0.625       0.50                0.875        0.625

1999
----
First Quarter            0.50        0.40625             0.625        0.4375
Second Quarter           0.625       0.40625             0.8125       0.4375
Third Quarter            0.625       0.50                0.78125      0.625
Fourth Quarter           0.51        0.0625              0.875        0.4375

     The above quotations, as provided by the National Quotation Bureau, LLC., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Recent Sales of Unregistered Securities
---------------------------------------
     (a)  Securities sold

          1.        Regulation S Offerings

          Date of Sale             Title          Amount of Securities Sold
          -------------------      ----------     --------------------------
          December 1996            Common         3,500,000
          December 1997            Common         600,000
          March 1998               Common         120,000
          August 1998              Common         6,000,000
                                          12

2.        Section 4(2) Offerings

          Date of Sale        Title          Amount of Securities Sold
          ------------------- -----------    --------------------------
          December 1996       Common          7,500,000

               (b)  Underwriters and other purchasers
     --------------------------------------
          1.     Regulation S Offerings
          ------------------------------
          All securities were sold to non U.S. persons.

          2.     Section 4(2) Offerings
          -----------------------------
          The securities were not publicly offered. The securities were issued to officers and directors as compensation for services rendered to the Company and in consideration of a loan made to the Company by an Officer and Director.

     (c)  Consideration
     ------------------
          1.     Regulation S Offering
          ----------------------------
          The aggregate offering price for sales made under the Regulation S Offering was as follows:

          December 1996       $  383,500

          December 1997       $  135,000

          March 1998          $   30,000

          August 1998         $1,500,000

          2.     Section 4(2) Offerings
          -----------------------------
          The shares were exchanged for shares received for services performed in founding Genesystems, Inc., valued at $817,500 and to satisfy a loan of $7,500 from an officer of the Company.

     (d)     Exemption from registration claimed.
     --------------------------------------------
          1.     Regulation S Offerings
          -----------------------------
          The securities were sold pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy order was originated, the Company reasonably believed the Buyer was outside of the United States and was not a U.S. Person. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyer has not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyer purchased the securities for its own account and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

                                     13

          2.     Section 4(2) Offerings
          -----------------------------
          The Company relied upon section 4(2) of the Securities Act of 1933 to effect the sale of the shares. All shares were sold in private transactions not involving any public solicitation or offering.

     (e)      Terms of conversion or exercise
     ----------------------------------------
          (c)       Regulation S Offering
          -------------------------------
          Not applicable

          2.      Section 4(2) Offerings
          ------------------------------
          Not applicable

     (f)      Use of Proceeds
     ------------------------
          1.   Regulation S Offering
          --------------------------
          All proceeds from the Regulation S offerings were used for working capital for the Company.

          2.      Section 4(2) Offerings
          ------------------------------
          There were no cash proceeds from the  sale of shares.


Item 6.   Plan of Operation
---------------------------
For a complete understanding, this Plan of Operations should be read in conjunction with Part I. Item 1. Description of Business and Item 7 - Financial Statements of this Form 10-KSB.

     Gene-Cell, Inc. is a Nevada corporation involved in biopharmaceutical research. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts.

     During the period from inception, December 12, 1996 to December 31, 1999, the Company has not generated any revenue from sales of clinical products and does not expect to generate any material revenue from sales of clinical products for at least three to five years because during such time period, management will use substantially all Company resources for further development of its technology, including microinjection tools.

     As of June 30, 1999, the Company had an accumulated deficit of ($2,034,213) funded by paid-in capital. During the years ended December 31, 1998 and 1997, the Company had losses from operations of ($499,260) and ($427,527), respectively. The Company had losses of approximately
($594,000) for the year ending December 31, 1999.   The Company does not
expect to make any major capital expenditures in the foreseeable future, but expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance.

                                     14

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. In January 1999, the Company received $500,000 under a promissory note collateralized by shares of its
common stock.   In January, 2000, the Company received an additional
$300,000, and is scheduled to receive an additional $200,000 in March, 2000 under the same promissory note. It is the belief of the Company that these funds will be sufficient for the Company to continue operations and its research and development efforts through October, 2000.

     The Company now seeks $2,000,000 to $10,000,000 of second round financing to support increased R&D expenses anticipated in the next three years. The Company will consider additional equity financing as well as traditional bank loans and lines of credit if necessary. This investment will be used specifically for: (1) continuing current R&D and pursuing new lines of R&D; (2) developing a prototype of the automated microinjection workstation; (3) licensing complementary patents and products to complete the Company's proprietary non-viral gene therapy platform; (4) funding sponsored research of contributory technologies; (5) establishing strong corporate, scientific, and medical advisory boards (primarily through stock options); (6) hiring full-time key management (especially V.P. of Finance/Business Development) and recruiting additional scientific/technical staff; and (7) increasing Dr. Brian Davis' involvement as President and CEO from part-time to full-time. Obtaining such additional funding may significantly increase yearly expenditures to approximately $1,048,000, $2,373,000, and $3,000,000 for the years 2000,
2001, and 2002, respectively.

     The Company is currently seeking relationships with larger biopharmaceutical companies. To date, however, the Company has not entered into any such relationships. The Company anticipates that three years from now its research will be far enough along to enhance the Company's ability to establish relationships with major pharmaceutical companies. These relationships should help the Company get its technology through the required government regulatory process and FDA approval.

     The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the economic impact of competing technologies; developments and changes arising from the Company's continuing research; and the terms of any new collaborative, licensing and other arrangements that the Company may establish. The Company believes that its current assets and potential committed contributions from certain accredited investors will be sufficient to meet the Company's short-term operating expenses and capital expenditures. At the present time, however, there is no way to predict when, and if, any additional contributions may be made beyond those currently committed. Consequently, at the expiration of current commitments, the Company will need to seek one or more substantial new investors.

     The Company's ability to achieve profitability will depend, in part, on its ability to successfully develop clinical applications and obtain regulatory approvals for its products and to develop the capacity to manufacture and market such products on a wide scale. There is no assurance that the Company will be able to successfully make the transition from research and development to manufacturing and selling commercial microinjection therapy products on a broad basis. While attempting to make this transition, the Company will be subject to all risks inherent in a growing venture, including the need to produce reliable and effective products and to develop marketing expertise and an effective sales force.
                                     15

     Further, the Company's success will depend, in part, on revenues derived from the sale of the microinjection therapy products in the health care market. In the event a market for the products the Company intends to produce does not develop as anticipated, the Company's business, financial condition and results of operations will be adversely effected. Additionally, cost containment measures instituted by health care providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds, and such, selectivity could have a material adverse effect on the Company's ability to sell the microinjection therapy and services.

     The report from the Company's independent accountants includes an explanatory paragraph which describes substantial doubt concerning the ability of the Company to continue as a going concern, without continuing additional contributions to capital. The Company may incur losses for the foreseeable future due to the significant costs associated with research and development activities which will be necessary for further development of applications for the Company's microinjection therapy. See "Financial Statements - Report of Independent Accountants".

Item 7.   Financial Statements
------------------------------
The following financial statements of the Company are filed as a part of this report:

          Report of Ham Langston & Barnett, LLP, Certified Public
          Accountants;

          Balance Sheet as of December 31, 1999;

          Statements of Operations for the years ended December 31, 1999, 1998, and for the period of inception, December 12, 1996, to December 1999;

          Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and for the period of inception, December 12, 1996, to December 1999;

          Statements of Cash Flows for the years ended December 31, 1999, 1998, and for the period of inception, December 12, 1996, to December 1999;

          Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     (a) On May 15, 1998 the Company engaged Ham, Langston & Brezina, L.L.P. ("Ham, Langston & Brezina") as its independent accountant. The decision to engage Ham, Langston & Brezina as the Company's independent accountant was recommended by the Company's Chief Executive Officer and approved by the Company's Board of Directors.


     (b) In a report dated January 27, 1997, Schvaneveldt and Company, Certified Public Accountants, reported on the Company's financial statements as of December 31, 1996, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from inception, December 1, 1986 to December 31, 1996. Such report did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles. Schvaneveldt and Company, Certified Public Accountants, understands that they were dismissed as the Company's independent accountants effective January 30, 1997. The decision to dismiss Schvaneveldt and Company was made by the Company's Chief Executive Officer and neither recommended or approved by the Company's Board of Directors. Thereafter, the Company engaged Ham, Langston & Brezina as its independent accountants on May 15, 1998.


     (c) During the two years ended December 31, 1996 and 1995, and the subsequent interim period to May 15, 1998 preceding the decision to engage independent accountants, neither the Company nor anyone on its behalf consulted Ham, Langston & Brezina, L.L.P. regarding either the application of accounting principles to a specified transactions, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor has Ham, Langston & Brezina, L.L.P. provided to the Company a written report or oral advice regarding such principles or audit opinion.

     (d) During the two years ended December 31, 1996 and 1995, and for the period from December 31, 1996 to January 30, 1997, the date of dismissal, there were: (i) no disagreements between the Company and Schvaneveldt and Company on any matter or accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Schvaneveldt and Company would have caused it to make reference thereto in its report; and (ii) no reportable events as defined in paragraph 304(a)(1)(iv) of Regulation S-B.

     Schvaneveldt and Company, Certified Public Accountants, has provided the Company with a letter pursuant to Rule 304 of Regulation S-B.

PART III
--------

Item 9. Directors and Executive Officers, Promoters, and Control Persons; Compliance with section 16(a) of the Exchange Act
---------------------------------------------------------------------------

Name                Age       Position                 Director or Officer Since
-------------      ----      -----------------------  --------------------------
Brian R. Davis      45        President, Director      January 1997
                              Chairman of the
                              Scientific Advisory
                              Board
                                          17

David B. Brown      45        Secretary, Director,     January 1997
                              Director of Research
                              & Development

Michael R. Davis    46        Treasurer, Director      January 1997

Tom Kubota          59        Chairman of the Board,   January 1997
                              Director

Gunther Soraperra   39        Director                 November 1997

     The following sets forth certain biographical information relating to the Company's Officers and Directors:

     Brian R. Davis, Ph.D., President, Director, and Chairman of the Scientific Advisory Board.
     ----------------------------------------------------------------
     Dr. Davis is a co-founder of Gene-Cell. Dr. Davis currently holds the position of Associate Professor, Department of Microbiology & Immunology and Department of Internal Medicine, and Senior Scientist, Sealy Center for Oncology & Hematology at the University of Texas Medical Branch (UTMB). Prior to joining UTMB, Galveston in 1995, Dr. Davis was a Visiting Scholar at the Department of Molecular Microbiology & Immunology at the Johns Hopkins School of Public Health in Baltimore Maryland (1994-1995) and spent nine years as Scientist at the Institute of Cancer Research/ Geraldine Brush Cancer Research Institute in San Francisco, holding the positions of Acting Director and Associate Director(1986-1995). Dr. Davis received his A.B. summa cum laude from Harvard University in 1976, received his Ph.D. from California Institute of Technology in 1980, and conducted his postdoctoral training at the University of California, Irvine from 1982-1986. Dr. Davis has an extensive list of publications in the fields of hematopoieses and retrovirology.

     David B. Brown, Ph.D., Secretary, Director, and Director of Research and Development.
     ---------------------------------------------------------------------
     Dr. Brown is a co-founder of Gene-Cell. Dr. Brown currently holds the position of Assistant Professor, Department of Human Biological Chemistry and Genetics, at University of Texas Medical Branch (1987-present), and director of the Microinjection/Microdissection Core Facility, Sealy Center for Oncology and Hematology, UTMB (1995-present). Dr. Brown received his B.S. (1975) and M.S. (1978) from Colorado State University, received his Ph.D. in 1982 from the University of Texas Health Science Center at Houston, and conducted his postdoctoral training at the University of Texas System Cancer Center and at Yale University. Dr. Brown has published extensively in the fields of microinjection and reproductive biology.

     Michael R. Davis, Treasurer, Director.
     --------------------------------------
     Mr. Davis is a co-founder of Gene-Cell. Mr. Davis graduated with honors in economics and business from Harvard University in 1975, pursuing graduate business studies thereafter at the Harvard Business School, UCI and Clairemont's Peter Drucker Graduate School of Management. He assisted in the founding of EPL Prolong, Inc. He has headed up the Maruzen Co. Ltd. expansion and investment efforts in the United States from 1990 to 1997. Mr. Davis is also the founder and chairman of Mustard Seed Foundation, a nonprofit charity dedicated to alleviating world poverty and disease. Mr. Davis served as president of Gene-Cell from its inception in December of 1996 up until Brian R. Davis took over the responsibilities in late 1997. In the past five years, Mr. Michael Davis served as president of Emthree Corp. up to October 1997, and since 1997 he has focused on and served as president of EPL Prolong, Inc.

                                   18

     Tom Kubota, Director, Chairman of the Board.
     --------------------------------------------
     Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald. Mr. Kubota is the president of Nanko Corporation which specializes in capital formation services for high technology and natural resources companies. He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies. For the last five years, Mr. Kubota has been primarily serving as V.P. of investor relations at Prolong Superlubricants.

     Gunther Soraperra, Director.
     ----------------------------
     Mr. Soraperra graduated as master in economics and business administration from the University of Graz, Austria in 1990. He lectured as Professor of Economics and Business Administration at the Academy of Economics in Bludenz, Austria. He has seven years experience in international investments, international commercial transactions, financial advice, and capital management. Prior to his University studies he worked for four years in industry. There he specialized in international sales, marketing and administration. In 1992 Mr. Soraperra founded Eurotrade, an Austrian counseling company in international business. He currently serves as president of Eurotrade and has done so since its inception in 1992.

Significant Employees
---------------------
     Judith I. Yannariello-Brown, Ph.D., Senior Scientist, Project Leader, and Director of Cell Biology Group.
     ---------------------------------------------------------------------
     Dr. Yannariello-Brown currently holds the position of Assistant Professor, Department of Human Biological Chemistry and Genetics, University of Texas Medical Branch (1993-present), and director of the Hematopoietic Stem Cell Facility, Sealy Center for Oncology and Hematology, UTMB (1997-present). Prior to this, Dr. Yannariello-Brown was Assistant Professor of Ophthalmology and Visual Sciences, UTMB. Dr. Yannariello-Brown received her B.S. from Rutgers University, received her M.S. at the University of Texas System Cancer Center, Graduate School of Biomedical Sciences, received her Ph.D. at Yale University, and conducted her postdoctoral training at UTMB. Dr. Yannariello-Brown has published extensively in the field of cell- cell and cell-matrix interactions.

     Nicole L. Prokopishyn, Ph.D., Research Scientist II.
     ----------------------------------------------------
     Dr. Prokopishyn joined the Company in 1997 after receiving her Ph.D. from the University of Saskatchewan. She previously received her B.Sc. with Honors from the University of Saskatchewan (1991).

Dependence Upon Key Personnel
-----------------------------
     The Company has an acute dependence upon certain key members of management and technical personnel. Particular reliance is made on Brian
R. Davis, Ph.D. and David B. Brown, Ph.D. Certain other key personnel have been and will continue to be added on an "as needed" basis to complete the tactical management group. Because of the specialized nature of the Company's business, the Company's ability to achieve success will depend, in part, upon its ability to attract and retain highly qualified people in the areas of management and technology while maintaining relationships with leading research institutions. The loss of Drs. Davis or Brown, or other key individuals may adversely affect the Company's business and prospects. At this time, the Company does not carry key man life insurance on any of its employees.
                                     19

Family Relationships
--------------------
     Michael R. Davis, Treasurer and Director of the Company, is the brother of Brian R. Davis, President and Director of the Company. Judith
I. Yannariello-Brown, Senior Scientist, Project Leader and Director of Cell Biology Group, is the wife of David B. Brown, Secretary, director and Director of Research and Development of the Company.

Involvement in Legal Proceedings
--------------------------------
     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

     (3) was the subject of any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;

          (i) acting as a future commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, of engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

          (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgement, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.
                                     20

          Item 10.  Executive Compensation
--------------------------------

                              SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                                                            --------------------------
                                                     Awards
                                                  ----------
                  Annual Comensation        Other    Restr-             LTIP
Name &    --------------------------       Annual     icted           Payout
Principal                       Bonus     Compen-     Stock Options  Compen-      All
Position          Year   Salary     $      sation    Awards   /SARS   sation    Other
-------------------------------------------------------------------------------------
Brian R Davis     1999  $33,000   -0-         -0-       -0-    -0-      -0-      -0-
President         1998  $30,000   -0-         -0-       -0-    -0-      -0-      -0-
                  1997  $30,000   -0-         -0-       -0-    -0-      -0-  $40,000
                  1996      -0-   -0-         -0-  $220,000    -0-      -0-      -0-

David B Brown     1999  $28,048   -0-         -0-       -0-    -0-      -0-      -0-
Secretary         1998  $26,712   -0-         -0-       -0-    -0-      -0-      -0-
                  1997  $25,440   -0-         -0-       -0-    -0-      -0-  $40,000
                  1996      -0-   -0-         -0-  $220,000    -0-      -0-      -0-

Michael R Davis   1999      -0-   -0-         -0-       -0-    -0-      -0-      -0-
Treasurer         1998      -0-   -0-         -0-       -0-    -0-      -0-      -0-
                  1997      -0-   -0-         -0-       -0-    -0-      -0-      -0-
                  1996      -0-   -0-         -0-  $385,000    -0-      -0-      -0-

     The Company provides an employee benefits program for its full time employees which includes Medical/Dental/Life Insurance and a simple IRA with matching funds of up to 3% of salary.

     In 1996, Brian R. Davis and David B. Brown were granted 2,000,000 shares each as compensation for services. The shares were valued at $0.11 per share and resulted in compensation of $220,000 for each of these two officers.

     In 1996, Michael R. Davis was granted 3,500,000 shares in consideration for services such as assistance in founding the Company and managerial efforts and in return for a $7,500 note to the Company. These shares were valued at $0.11 per share and resulted in compensation of $385,000. During 1999 Mr. Davis voluntarily returned 1,000,000 shares of common stock to the Company because at the time of the original issuance of 3,500,000 shares, Mr. Davis planned to use 1,000,000 of the shares to compensate attorneys and other providers of professional services for the Company. However, management ultimately decided to use cash to pay for such services. The Company assigned no value to the 1,000,000 returned shares because they were considered treasury shares and valued at cost. At the date of original issue, the 1,000,000 shares were valued and charged to compensation expense based upon the estimated fair value of the Company's common stock at the date of issue as established by a Regulation S offering in December 1996.

     In 1997, Brian R. Davis and David B. Brown were compensated $40,000 each as compensation for assignment of patents to the Company.


                                     21

     The shares issued to stockholders/officers of Genesystems, Inc. were restricted by legend and could not be sold or otherwise transferred for a period of eighteen months from the date of issue. The restrictions originally attached to the shares have since lapsed and the shares may now trade as permitted by law.

Compensation of Directors
-------------------------
     None

Employment Contracts and Termination of Employment and Change in Control Arrangement
---------------------------------------------------------------------------
     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     The following table sets forth as of December 31, 1999, the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 17,778,412 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title of  Name and Address of           Amount and Nature of        Percentage
Class     Beneficial Owner              Beneficial Ownership (2)    of Class
---------------------------------------------------------------------------------
Common    Brian Davis (1)                     2,024,000                11.38%
          2107 Barrington Pointe Dr.,
          League City, TX 77573

Common    David B. Brown (1)                  1,920,000                10.80%
          2013 Charter Pointe Court,
          League City, TX 77573

Common    Michael R. Davis (1)                1,640,132                  9.23%
          22681 Sweet Meadow Lane,
          Mission Viejo, CA 92692

Common    Tom Kubota (1)                              0                   0.0%
          6 Thomas Irvine,
          California 92618

Common    Gunther Soraperra (1)                 400,000                 2.24%
          Arlbergstrasse 119
          A-6751 Braz Austria

Common    Amafin Trust                       1,600,000                  9.00%
          c/o ATV
          Aeulestr. 5
          FL 9490 Vaduz
          Liechtenstein


                                          22

Common    Auric Stiftung                     1,500,000                  8.44%
          c/o ATV
          Aeulestr. 5
          FL 9490 Vaduz
          Liechtenstein

Common    Eurifa Anstalt                     1,600,000                  9.00%
          Meierhofstrasse 121
          Triesen, FL-9495
          Liechtenstein

Common    Rheinland Stiftung                 1,600,000                  9.00%
          c/o ATV
          Aeulestr. 5
          FL 9490 Vaduz
          Liechtenstein

Common    Spezial Transport AG               1,620,000                  9.11%
          Manfred Heeb
          Meierhofstrasse 21
          FL-9495 Triesen
          Liechtenstein
---------------------------------------------------------------------------------

Common    Officers, Directors and            5,984,132                 33.66%
          Nominees as a Group:
          5 persons
---------------------------------------------------------------------------------

(1) Officer and/or Director of the Company

(2) The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to received distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

     There are no arrangements which would result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     In consideration of Mr. Michael R. Davis making a loan of $7,500 in December 1996 and for compensation of services such as assistance in founding the Company and managerial efforts, the Company gave Mr. Davis 3,500,000 restricted common shares. Approximately 3,431,818 of the shares were for services. These shares had a market value of $0.11 per share or $385,000. Mr. Davis returned 1,000,000 shares of common stock to the Company because at the time of the original issuance of 3,500,000 shares, Mr. Davis planned to use 1,000,000 of the shares to compensate attorneys and other providers of professional services for the Company. However, management ultimately decided to use cash to pay for such services.


                                     23

     In December 1997, Michael R. Davis, Treasurer and Director of the Company, leased certain equipment to the Company under a direct finance lease agreement. Mr. Davis purchased $7,876 of office equipment, office furniture, lab equipment (e.g. Fax machine, answering machine, refrigerator, dehumidifiers, typewriter, deskjet printer, VCR, laser printer, desks, slide projector) and is leasing it to Gene-Cell at 18% interest over 60 months. The lease provides for monthly lease payments of $200 per month through November 2002. The Company believes this equipment lease to be no more or less favorable to the Company than leases with unrelated third parties.

PART IV
-------

          Item 13.  Exhibits and Reports on Form 8-K

Exhibit
Number      Title of Document                                     Location
---------   ---------------------------------------               ---------
2.01        Articles of Incorporation                             As Filed

2.02        Certificate of Amendment                              As Filed
            To the Articles of Incorporation Of
            Becniel Corporation

2.03        Articles of Amendment to                              As Filed
            Articles of Incorporation of
            Tzaar Corporation

2.04        Amendment to the Articles                             As Filed
            of Incorporation of
            Tzaar Corporation

2.05        Certificate of Amendment of                           As Filed
            Articles of Incorporation of
            Gencell, Inc.

2.06        Articles of Exchange for the                          As Filed
            Exchange of Genesystems, Inc.
            For shares of Tzaar Corporation

2.07        Bylaws                                                As Filed

6.1         Assignment of Patent, "Method and                     As Filed
            Device in Microinjection of Macromolecules with Non-Adherent Cells."

6.2         Assignment of Patent, "Nucleic Acid                   As Filed
            Constructs and Uses thereof for
            Direct Nucleic Acid Incorporation
            Into Cells.

6.3         Secured Promissory Note                               As Filed

12.1        1996 Stock Option Plan                                As Filed

16          Letter Regarding Change in Certifying             See Attached
            Accountant

27          Financial Data Schedule                           See Attached
                                     23

--------------------------------------------------------------------------
Signatures

In accordance with the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENE-CELL, INC.

April 7, 2000                      By: /s/ Brian R. Davis
                                   ------------------------
                                   President

April 7, 2000                      By: /s/ Michael R. Davis
                                   ------------------------
                                   Treasurer

                              GENE-CELL, INC.

                  (A CORPORATION IN THE DEVELOPMENT STAGE)

                           ---------------------




                            FINANCIAL STATEMENTS

                   WITH REPORT OF INDEPENDENT ACCOUNTANTS

              as of December 31, 1999 and for the years ended

                        December 31, 1999 and 1998,

           and for the period from inception, December 12, 1996,

                            to December 31, 1999


                              GENE-CELL, INC.

                  (A CORPORATION IN THE DEVELOPMENT STAGE)

                             TABLE OF CONTENTS
                             ------------------

                                                                      Page

Report of Independent Accountants                                     F-2

Financial Statements:

  Balance Sheet as of December 31, 1999                               F-3

  Statement of Operations for the years ended
    December 31, 1999 and 1998, and for the period
    from inception, December 12, 1996, to December 31,
    1999                                                              F-4

  Statement of Stockholders' Equity for the years
    ended December 31, 1999 and 1998, and for the
    period from inception, December 12, 1996, to
    December 31, 1999                                                 F-5

  Statement of Cash Flows for the years ended
    December 31, 1999 and 1998, and for the period
    from inception, December 12, 1996, to
    December 31, 1999                                                 F-7

Notes to Financial Statements                                         F-8

















                                    F-2

                     Report of Independent Accountants



To the Stockholders and Directors
Gene-Cell, Inc.


We have audited the accompanying balance sheet of Gene-Cell, Inc. (a corporation in the development stage) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, and for the period from inception, December 12, 1996, to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gene-Cell, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from inception, December 12, 1996, to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 9, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 9. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Ham, Langston & Brezina, L.L.P.
March 27, 2000
Houston, Texas

                                    F-3

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                               BALANCE SHEET
                             December 31, 1999
                             -----------------

     ASSETS
     ------
Current assets:
  Cash and cash equivalents                                         $   28,670
                                                                    ----------
    Total current assets                                                28,670
                                                                    ----------
Laboratory equipment under capital leases,
  net of accumulated amortization of $97,017                           111,544
Deposits                                                                18,322
                                                                    ----------
      Total assets                                                  $  158,536
                                                                    ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Current portion of capital lease obligations                      $   56,737
  Accounts payable and accrued liabilities                              10,618
                                                                    ----------
    Total current liabilities                                           67,355

Capital lease obligations, net of current
  portion                                                                5,562
                                                                    ----------
      Total liabilities                                                 72,917
                                                                    ----------
Commitment and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 17,778,412 shares
    issued and outstanding                                              17,778
  Additional paid-in capital                                         2,883,509
  Subscription receivable                                             (500,000)
  Losses accumulated during the development
    stage                                                           (2,315,668)
                                                                    ----------
    Total stockholders' equity                                          85,619
                                                                    ----------
      Total liabilities and stockholders'
        equity                                                      $  158,536
                                                                    ==========


                          See accompanying notes.


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                          STATEMENT OF OPERATIONS
             for the years ended December 31, 1999 and 1998 and
   for the period from inception, December 12, 1996, to December 31, 1999
                           ----------------------

                                              Year Ended   Year Ended Inception to
                                                December     December     December
                                                31, 1999     31, 1998     31, 1999
                                               ----------   ----------  -----------
Operating, general and
  administrative expenses                      $  142,760   $  115,094  $   682,973
Research and development costs                    386,231      353,939    1,572,847
                                               ----------   ----------  -----------
     Loss from operations                        (528,991)    (469,033)  (2,255,820)

Interest income                                    11,921        3,168       16,857
Interest expense                                  (30,672)     (33,395)     (76,705)
                                                ----------   ----------  -----------
Net loss                                       $ (547,742)  $ (499,260) $(2,315,668)
                                               ==========   ==========  ===========

Weighted average shares outstanding            18,233,207   12,801,527
                                               ==========   ==========
Basic and diluted loss
  per common share                             $    (0.03)  $    (0.04)
                                               ==========   ==========



                          See accompanying notes.


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                     STATEMENT OF STOCKHOLDERS' EQUITY
        for the years ended December 31, 1999 and 1998, and for the period from inception, December 12, 1996 to December 31, 1999
                             -----------------

                                                                    Losses
                                                               Accumulated
                        Common Stock Additional                 During the
                   -------------------  Paid-In  Subscription  Development
                     Shares   Amount    Capital    Receivable        Stage     Total
                   ------------------------------------------------------------------
Balance at
inception,
December 12, 1996          -   $    -          -      $      -     $      -   $     -

Shares issued as
compensation at a
price of $0.11
(See Note 2)       7,500,000    7,500    817,500             -            -   825,000

Net proceeds from
a private place-
ment of common
stock at a price
of $0.11 per share,
net of offering
costs of $49,100   3,500,000    3,500    329,900             -            -   333,400

Recapitalization
effective
December 28, 1996  1,058,412    1,058    (1,058)             -            -         -

Net loss,
as restated
(See Note 2)               -        -          -             -    (841,139) (841,139)
                   ------------------------------------------------------------------
Balance at
December 31, 1996,
as restated
(See Note 2)      12,058,412   12,058  1,146,342             -    (841,139)   317,261

Proceeds from
private placement
of 100,000 shares
of common stock
at a price of
$1.35 per share,
net of offering
costs                100,000      100    134,900             -            -   135,000

Net loss                   -        -          -             -    (427,527) (427,527)
                   ------------------------------------------------------------------
Balance at
December 31, 1997 12,158,412  $12,158 $1,281,242       $     - $(1,268,666) $  24,734
                   ==================================================================
                          See accompanying notes.
                                 F-6

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                STATEMENT OF STOCKHOLDERS' EQUITY, Continued
        for the years ended December 31, 1999 and 1998, and for the period from inception, December 12, 1996 to December 31, 1999
                             -----------------

                                                                  Losses
                                                             Accumulated
                      Common Stock Additional                 During the
              --------------------    Paid-In Subscription   Development
                   Shares   Amount    Capital    Receivable        Stage     Total
              --------------------------------------------------------------------
Balance at
December 31,
1997           12,158,412 $ 12,158 $1,281,242      $      - $(1,268,666)$   24,734

Special
dividend of
500,000
shares of
common stock
to a
stockholder       500,000      500      (500)             -            -         -

Notes payable
to stockholders
contributed as
additional
paid-in capital         -        -     77,887             -            -    77,887

Proceeds from
private placement
of common stock
at a price of
$0.25 per
share           6,120,000    6,120  1,523,880   (1,000,000)            -   530,000

Net loss                -        -          -             -    (499,260) (499,260)
                ------------------------------------------------------------------
Balance at
December 31,
1998           18,778,412   18,778  2,882,509   (1,000,000)  (1,767,926)   133,361

Receipt of
subscription
receivable              -        -          -      500,000            -    500,000

Cancellation
of shares
surrendered
by officer    (1,000,000)  (1,000)      1,000             -            -         -

Net loss                -        -          -             -    (547,742) (547,742)
                ------------------------------------------------------------------
Balance at
December 31,
1999           17,778,412 $ 17,778 $2,883,509  $  (500,000) $(2,315,668) $ 85,619
                ==================================================================

                            See accompanying notes.
                                    F-7

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENT OF CASH FLOWS
            for the years ended December 31, 1999 and 1998, and
   for the period from inception, December 12, 1996, to December 31, 1999
                             ------------------

                                                       Year        Year     Inception
                                                       Ended       Ended           to
                                                    December    December     December
                                                    31, 1999    31, 1998     31, 1999
                                                  ---------- -----------  -----------
Cash flows from operating activities:
  Net loss                                       $ (547,742) $ (499,260) $(2,315,668)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Common stock issued as compensation
      or in payment of accounts payable                    -           -      825,000
    Depreciation and amortization                     41,712      41,411       97,017
    Changes in operating assets and
      liabilities:
      Decrease (increase) in accounts
        receivable from lease company                      -       5,668            -
      Increase in deposits                                 -       (828)     (18,322)
      Increase (decrease) in accounts
        payable                                      (3,135)      12,303       10,618
                                                  ---------- -----------  -----------
        Net cash used in operating
          activities                               (509,165)   (440,706)  (1,401,355)
                                                  ---------- -----------  -----------
Cash flows from financing activities:
  Proceeds from sale of common stock                       -      30,000      562,500
  Proceeds from collection of subscription
    receivable                                       500,000     500,000    1,000,000
  Payment of stock offering costs                          -           -     (64,100)
  Proceeds from notes payable to
    officers and stockholders                              -      10,000      117,887
  Payments on notes payable to officers
    and stockholders                                       -    (40,000)     (40,000)
  Payments on capital lease obligations             (71,573)    (57,451)    (146,262)
                                                  ---------- -----------  -----------
        Net cash provided by financing
          activities                                 428,427     442,549    1,430,025

Net increase (decrease) in cash and
  cash equivalents                                  (80,738)       1,843       28,760

Cash and cash equivalents at beginning
  of period                                          109,408     107,565            -
                                                  ---------- -----------  -----------
Cash and cash equivalents at end of
  period                                          $   28,670  $  109,408  $    28,670
                                                  ========== ===========  ===========

                          See accompanying notes.
                                    F-8


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                       NOTES TO FINANCIAL STATEMENTS
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                            -------------------

1:  Organization and Summary of Significant Accounting Policies
---------------------------------------------------------------
    Gene-Cell, Inc. (the "Company") is a Nevada Corporation involved in biopharmaceutical research. The Company's research is directed at developing gene-based therapies for treatment of a wide variety of genetic diseases and disorders using its proprietary technology for microinjecting DNA and proteins into living cells. The Company was originally incorporated as Genesystems, Inc. on December 12, 1996 and subsequently adopted a name change to Gene-Cell, Inc. upon completion of a recapitalization in December 1996. The recapitalization occurred in December 1996 when the Company acquired the non-operating shell of Tzaar Corporation. Tzaar Corporation had no net assets or liabilities at the date of acquisition. (See Note 3) The historical financial statements presented herein are those of Gene-Cell, Inc. and its predecessor, Genesystems, Inc. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts. Following is a summary of the Company's significant accounting policies:

    Significant Estimates
    ---------------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

    Cash and Cash Equivalents
    -------------------------
    The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents.



                                 Continued
                                    F-9

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                           ---------------------

1:  Organization and Summary of Significant Accounting Policies, continued
--------------------------------------------------------------------------
    Laboratory Equipment
    --------------------
    Laboratory equipment acquired under capital leases is recorded at cost and depreciated on the straight-line method over a five year estimated useful life. Accordingly the weighted average life of the company's laboratory equipment under capital leases is five years. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

    Income Taxes
    ------------
    The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

    Research and Development Expenses
    ---------------------------------
    Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects.

    Stock-Based Compensation
    ------------------------
    Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company applies the disclosure only provisions of SFAS No. 123.



                                 Continued
                                    F-10


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                           ---------------------

1.  Organization and Summary of Significant Accounting Policies, continued
--------------------------------------------------------------------------
    Loss Per Share
    --------------
    Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 1999, were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the years ended December 31, 1999 and 1998.

    Fair Value of Financial Instruments
    -----------------------------------
    The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

    Comprehensive Income
    --------------------
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.









                                 Continued
                                    F-11

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                           ---------------------

1.  Organization and Summary of Significant Accounting Policies, continued
--------------------------------------------------------------------------
    Recently Issued Pronouncements
    ------------------------------
    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. SFAS No. 133 is not expected to impact the Company's financial statement; however, the Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.


2.  Prior Period Adjustments
----------------------------
    In December 1996, the Company merged with Genesystems, Inc. in a transaction accounted for as a recapitalization of the Company. (See
    Note 3) Prior to the merger, the stockholders of Genesystems were issued 7,500,000 shares as compensation for services rendered in founding the corporation and for the rights to certain in-process research and development for which only a nominal value was recorded. The shares issued to the stockholder/officers of Genesystems, Inc. were restricted by legend and could not be sold or otherwise transferred for a period of eighteen months from the date of issue. The restrictions originally attached to the shares have since lapsed and the shares may now trade freely. Generally accepted accounting principles require that common stock issued as compensation be recorded at the estimated fair value of the stock issued (or at the fair value of consideration received or services provided if such value is more readily determinable). Accordingly, the financial statements for the year ended December 31, 1996 were restated to reflect a $440,000 increase in research and development expenses attributable to compensation of the founding stockholders of Genesystems, Inc. and a $385,000 increase in operating, general and administrative expenses. (See Note 8)


                                 Continued
                                    F-12


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                           ---------------------

2.  Prior Period Adjustments, continued
---------------------------------------
    In December 1996, the Company, in addition to the issuance of shares described above, also sold 3,500,000 shares of common stock in a private placement. In connection with this private placement, syndication costs totaling $49,100 were incurred but not accrued at December 31, 1996. Accordingly, the December 31, 1996 financial statements were adjusted to reflect an increase in accrued liabilities and a related decrease to additional paid-in capital.

    The effect of correcting these errors in application of generally accepted accounting principles on the Company's financial statements at December 31, 1996 was as follows:

             Increase in total liabilities                    $   49,100
                                                              ==========
             Increase in additional paid-in capital           $  775,900
                                                              ==========
             Increase in losses accumulated during the
               development stage                              $  825,000
                                                              ==========
             Increase in net loss for the year ended
               December 31, 1996                              $  825,000
                                                              ==========
             Increase in net loss per common share
               for the year ended December 31, 1996           $    (0.70)
                                                              ==========













                                 Continued
                                    F-13

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                            -------------------

3.  Recapitalization
--------------------
    On December 28, 1996 Tzaar Corporation was acquired by Genesystems, Inc. in a recapitalization transaction accounted for similar to a reverse acquisition, except that no goodwill was recorded. Tzaar Corporation, which adopted a name change to Gene-Cell, Inc. at the date of the transaction, was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition Gene-Cell, Inc. was a non-operating public shell corporation with no assets or liabilities. Accordingly, the transaction was treated as an issuance of stock by Gene-Cell, Inc. for Genesystems, Inc.'s net monetary assets, accompanied by a recapitalization. In connection with this transaction, Genesystems, Inc. issued 1,058,412 shares of common stock in exchange for all outstanding shares of Genesystems, Inc.
    Since this transaction is in substance, a recapitalization of Genesystems, Inc. and not a business combination, proforma information is not presented and a valuation of the company was not performed.

    In connection with the recapitalization transaction described in the previous paragraph, the outstanding common stock of Gene-Cell, Inc. was essentially substituted for the common stock of Genesystems, Inc. and the difference was included in additional paid-in capital.


4.  Income Taxes
----------------
    The composition of deferred tax assets and the related tax effects at December 31, 1999 were as follows:

               Liability
               ---------
               Book vs. tax basis of capital lease assets      $  (13,627)

               Asset
               -----
               Benefit from carryforward of net
                 operating loss                                   527,331

               Less valuation allowance                          (513,704)
                                                                 --------
                 Net deferred tax asset                          $     -
                                                                 ========
                                 Continued
                                    F-14


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                            --------------------

4.  Income Taxes, continued
---------------------------
    The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                               1999                     1998
                                   ------------------------  ------------------------
                                                 Percentage               Percentage
                                                 Of Pre-Tax               of Pre-Tax
                                        Amount         Loss      Amount         Loss
                                   ------------ ------------ ------------ ------------
     Benefit for income tax at
       federal statutory rate       $  186,232        34.0%  $  169,748        34.0%
     Increase in valuation
       allowance                      (186,232)      (34.0)    (169,748)      (34.0)
                                   ------------ ----------- ------------- ------------
       Total                        $        -           -  $        -            -
                                   ============ =========== ============= ============

   At December 31, 1999, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $1,520,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2001 and 2019. The benefit from utilization of net operating loss carryforwards incurred prior to December 28, 1996 was significantly limited in connection with the Company's merger with Genesystems (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that approximately $100,000 of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes that occurred in 1996.










                                 Continued
                                    F-15

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                           ----------------------

5. Stockholders' Equity
------------------------
   During 1998 the Company entered a funding agreement (the "Funding Agreement") under which the Company issued 6,000,000 shares of common stock to certain individuals and companies in exchange for $500,000 and two promissory notes for $500,000 each that mature in January 1999 and January 2000. These notes are non-interest bearing. The Company also issued 120,000 shares of common stock to an individual for $30,000 in a transaction unrelated to the funding agreement.

   During 1997 the Company issued 100,000 shares of common stock to an individual for $1.50 per share. Sales of the Company's stock during 1998 were all priced at $0.25 per share and Company management made the decision to issue the 1997 investor an additional 500,000 shares of the Company's common stock to equalize his share price with 1998 investors. The issuance of the additional shares has been treated as a special dividend to the stockholder in the statement of stockholders' equity.

   During 1996 the Company issued shares of common stock in transactions described in Note 2.


6. Lease Commitments
---------------------
   During 1998 and 1997 the Company acquired certain office and laboratory equipment under leases accounted for as capital leases. Amortization of leased assets is included in depreciation and amortization expense.

   The Company also leases office and laboratory facilities and certain office equipment under operating leases. The Company's lease for office and laboratory space is for an initial three-year term and includes a renewal option for an additional three years at the market rate. Rental expense for operating leases was $22,383 and $23,487 during the year ended December 31, 1999 and 1998, respectively.




                                 Continued
                                    F-16

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                            --------------------

6. Lease Commitments, continued
--------------------------------
   Minimum lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 1999 are summarized as follows:


                                        Operating Leases
                                        -----------------------
    Year Ended                Capital   Laboratory      Office
   December 31,                Leases   and Office   Equipment        Total
   ------------            ----------   ----------  ----------   ----------
    2000                   $   62,568   $    1,865  $      368   $   64,801
    2001                        3,999            -           -        3,999
    2002                        2,400         -           -           2,400
                           ----------   ----------  ----------   ----------
   Total minimum leases        68,967   $    1,865  $      368   $   71,200
                                        ==========  ==========   ==========
   Less amount representing
     interest                 (6,668)
                           ---------
   Present value of minimum
     lease payments            62,299

   Less current portion        56,737
                           ----------
   Long-term portion       $    5,562
                           ==========

7. Employee Benefit Plans
--------------------------
   Simplified Employee Pension Plan
   --------------------------------
   Effective August 1997, the Company adopted a defined contribution Simplified Employee Pension plan that covers substantially all Company employees. Under the Plan, employees may contribute, on a tax deferred basis, up to 15% of their compensation; however, annual employee contributions may not exceed $6,000. During the year ended December 31, 1999, the Company matched deferrals of up to 3% of compensation. Company contributions to the Plan are discretionary and totaled $2,416 and $3,538 for the years ended December 31, 1999 and 1998, respectively.
                                 Continued
                                    F-17

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                            -------------------

7. Employee Benefit Plans, continued
-------------------------------------
   Stock Option Plan
   -----------------
   The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

   Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rate of 6%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 70%; and a weighted-average expected life of the options of 5 years.







                                 Continued
                                    F-18

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                                 __________

7. Employee Benefit Plans, continued
-------------------------------------
   The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The Company has adopted the 1998 Stock Option Plan (the "Option Plan") under which stock options for up to 2,500,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Option Plan is designed to attract and reward key executive personnel. At December 31, 1999, the Company had granted options for 7,815 of a total of 2,500,000 shares of common stock reserved for issuance under the Option Plan.

   Stock options granted pursuant to the Option Plan expire not more than ten years from the date of grant and typically vest over three years, with 33% vesting after one year and 33% vesting after each of the two succeeding years. During 1999 all of the options granted by the Company were granted at option prices in excess of the fair market value of the common stock at the date of grant.

   Stock Option Plan, continued
   ----------------------------

   For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma net loss and basic and dilutive net loss per share were essentially the same as net loss and basic and dilutive net loss per share as reported in the financial statements.






                                 Continued
                                    F-19

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                           ---------------------

7. Employee Benefit Plans, continued
-------------------------------------

   A summary of the Company's stock option activity and related information for the year ended December 31, 1999 follows:

                                                  Number of
                                                   Shares
                                                    Under   Weighted-Average
                                                   Options   Exercise Price
                                                  --------- ----------------
             Outstanding-December 31, 1998            7,817      $1.00

             Granted                                  8,145      $1.00
             Exercised                                 -
             Forfeited                                 -
                                                  ---------
             Outstanding-December 31, 1999           15,962      $1.00
                                                  =========

   The weighted-average fair value of options granted during the years ended December 31, 1999 and 1998 was $1.00.

   A summary of outstanding stock options at December 31, 1999, follows:

                                                   Remaining
                                                 Contractual
   Number of Shares     Expiration date          Life (Years)         Exercise Price
   ----------------     ----------------         ------------         ---------------
   Exercisable at December 31, 1999:

    5,212                      June 2008                  8.5                  $1.00
    2,715                      June 2009                  9.5                  $1.00

    Non-exercisable at December 31, 1999:

    2,605                      June 2008                  8.5                  $1.00
    5,430                      June 2009                  9.5                  $1.00
   ------
   15,962
   ======




                                 Continued
                                    F-20

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                            --------------------

8. Related Party Transactions
------------------------------
   During the years ended December 31, 1998, 1997 and 1996, certain stockholder/officers made cash advances to the Company of $10,000, $87,887 and $20,000, respectively. During 1998, $40,000 of such advances were repaid and the remaining $77,887 were contributed by stockholder/officers as additional paid-in-capital in order to position the Company to receive proceeds under the Funding Agreement. (See Note
   5)

   During the year ended December 31, 1997, the Company entered into a $7,876 capital lease transaction for certain laboratory equipment, with an officer/stockholder of the Company. The lease bears interest at an effective annual rate of 18% per year and is due in monthly payments of $200 through November 2002. During each of the years ended December 31, 1999 and 1998, the Company made lease payments under this lease of $2,400.

   During the period from inception, December 12, 1996, to December 31, 1996, the Company issued 7,500,000 shares of its common stock to the three founders of the Company. These shares were issued primarily for services rendered founding the corporation and for the rights to certain in-process research and development that was conceptualized by the founders. One of the founders received 3,500,000 of the 7,500,000 shares issued in the transaction because he planned to use 1,000,000 of the shares to compensate attorneys and other providers of professional services. The common stock issued to the founders was not subject to any vesting or future service requirements and accordingly the issuance of all shares was recognized in 1996 as follows:

   Research and development expense                         $ 436,000
   General and administrative expense                         389,000
                                                            ---------
      Total                                                 $ 825,000
                                                            =========

   During the year ended December 31,1999, the founder that originally received 3,500,000 shares returned 1,000,000 of the shares because management ultimately decided to use cash to pay for professional services. The shares returned were treated as treasury shares, recorded at zero cost, and subsequently retired.


                                 Continued
                                    F-21

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                            --------------------

9. Going Concern Considerations
--------------------------------
   Since its inception, as a development stage enterprise, the Company has not generated any revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the years ended December 31, 1999 and 1998, the Company incurred net losses of $(547,742) and $(499,260), respectively, and negative cash flows from operations of $(509,075) and $(440,706), respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   In order to address its financial situation, management issued 4,000,000 shares of its common stock to a private investor for a commitment to provide $500,000 of additional equity in both January 1999 and January 2000. Over the period of this investment commitment, management will also seek to negotiate an arrangement under which its newly developed fine microinjection needles, and eventually its attachment technology, will be marketed to the research and biotechnology community. Management eventually plans, as its research and development progresses, to seek a relationship with a major pharmaceutical company in order to take its technology through the required government regulatory process and FDA approval.

   There can be no assurances that the Company's current cash reserves will be adequate to sustain its operations, that the Company can raise additional cash through private placement of its common stock, nor that the Company can develop a relationship with a major pharmaceutical company. There can also be no assurances that the Company will ever obtain FDA approval of gene therapeutics based upon its DNA microinjection technology nor that it can attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

   - The Company's ability to obtain adequate sources of funding to continue the development of its proprietary DNA microinjection technology.

   - The ability of the Company to take its DNA microinjection technology through the required government regulatory process and ultimately obtain FDA approval.

                                 Continued
                                    F-22

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
              as of December 31, 1999 and for the years ended
                        December 31, 1999 and 1998,
           and for the period from inception, December 12, 1996,
                            to December 31, 1999
                            -------------------

9. Going Concern Considerations, continued
-------------------------------------------

   - The ability of the Company to ultimately commercialize gene therapeutics based upon its proprietary DNA microinjection technology and achieve adequate profitability and positive cash flows to sustain its operations.


10. Non-Cash Investing and Financing Activities
-----------------------------------------------

   During the years ended December 31, 1999 and 1998, the Company engaged in certain non-cash investing and financing transactions as follows:

                                                     1999        1998
                                                  ----------  ----------
   [S]                                            [C]         [C]
   Property and equipment acquired by
     entering into capital lease
     obligations                                  $     -     $   24,936

   Notes payable to stockholders
     contributed as additional paid-in
     capital                                            -         77,887
















                                    F-23