Form 10QSB
period 2000-03-31
GENE CELL INC
filed 2000-05-15
CIK 1096637

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
----------------------                               ----------------------
 March 31, 2000                                              0-27727

                              GENE-CELL, INC.
               ----------------------------------------------
               (Name of small business issuer in its chapter)

          Nevada                                              91-1766174
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

    1010 Hercules, Houston, Texas                                   77058
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (281) 461-7996
                                                        ---------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X ] No [ ]

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:

As of March 31, 2000, issuer had 17,778,412 shares of its $.001 par value common stock outstanding.





PART  I   FINANCIAL INFORMATION
          -------   ---------------------

Item 1    Financial Statements

     See pages F-1 through F-8 directly following the signature page of this Form 10-QSB.


          Condensed Balance Sheet as of March 31, 2000
           and December 31, 1999                            F-3

          Condensed Statement of Operations for the three
           months ended March 31, 2000 and 1999, and for
           the period from inception, December 12, 1996,
           to March 31, 2000                                F-4

          Condensed Statement of Stockholders' Equity for
           the three months ended March 31, 2000            F-5

          Condensed Statement of Cash Flows for the three
           months ended March 31, 2000 and 1999, and for
           the period from inception, December 12, 1996,
           to March 31, 2000                                F-6

          Notes to Financial Statements                     F-7


Item 2    Plan of Operation
------    -----------------
For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB.

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

     As of June 30, 1999, the Company had an accumulated deficit of ($2,034,213) funded by paid-in capital. During the years ended December 31, 1999, 1998 and 1997 the Company had losses from operations of ($594,000), ($499,260) and ($427,527), respectively. During the first quarter of 2000, the Company recorded a loss of approximately $162,048. The Company does not expect to make any major capital expenditures in the foreseeable future, but expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance.


     The Company has financed its operations mainly through the sale of its common stock and had been entirely dependent on outside sources of financing for continuation of operations. In January, 1999, the Company received $500,000 under a promissory note collateralized by shares of its
common stock.   In January, 2000, the Company received $300,000, followed
by an additional $200,000 in April, 2000, under the same promissory note. It is the belief of the Company that these funds will be sufficient for the Company to continue operations and its research and development efforts through October, 2000.

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


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

PART II   OTHER INFORMATION
-------   -----------------
Item 1    Legal Proceedings
------    -----------------
          None.

Item 2    Changes in Securities
------    ---------------------
          None.

Item 3    Defaults Upon Senior Securities
------    -------------------------------
          None.

Item 4    Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
          None.

Item 5    Other Information
------   -----------------
          None.


Item 6    Exhibits and Reports on Form 8-k
------    --------------------------------
          (a) Exhibits - Exhibit 27- Financial Data Schedule

          (b) Reports on Form 8-k - No reports on Form 8-k were filed during the quarter.
                                     4

                                 Signatures

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Gene-Cell, Inc.

Date: May 11, 2000                      By: /s/ Brian R. Davis
                                        ----------------------------------
                                        President

Date: May 11, 2000                      By: /s/ Michael R. Davis
                                        ----------------------------------
                                        Secretary




                                     5

                                 Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Gene-Cell, Inc.

Date: May 11, 2000                      By:
                                        ----------------------------------
                                        President


Date: May 11, 2000                      By:
                                        ----------------------------------
                                        Secretary






                              GENE-CELL, INC.

                  (A CORPORATION IN THE DEVELOPMENT STAGE)

                             ------------------




                            FINANCIAL STATEMENTS

                 as of March 31, 2000 and December 31, 1999

          and for the three months ended March 31, 2000 and 1999,

           and for the period from inception, December 12, 1996,

                             to March 31, 2000

                                (Unaudited)



                                    F-1

                              GENE-CELL, INC.

                  (A CORPORATION IN THE DEVELOPMENT STAGE)

                             TABLE OF CONTENTS

                           ----------------------

                                                                      Page

Financial Statements:

  Condensed Balance Sheet as of March 31, 2000
    and December 31, 1999                                             F-3

  Condensed Statement of Operations for the three
    months ended March 31, 2000 and 1999, and for
    the period from inception, December 12, 1996,
    to March 31, 2000                                                 F-4

  Condensed Statement of Stockholders' Equity for
    the three months ended March 31, 2000                             F-5

  Condensed Statement of Cash Flows for the three
    months ended March 31, 2000 and 1999, and for
    the period from inception, December 12, 1996,
    to March 31, 2000                                                 F-6

Notes to Financial Statements                                         F-7


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                          CONDENSED BALANCE SHEET
                    March 31, 2000 and December 31, 1999
                            -------------------

                                                   March 31,  December 31,
                                                     2000         1999
     ASSETS                                       (Unaudited)    (Note)
     ------                                       ----------  ----------
Current assets:
  Cash and cash equivalents                       $  154,178  $   28,670
                                                  ----------  ----------
    Total current assets                             154,178      28,670

Deposits                                              18,322      18,322

Equipment under capital leases, net                  101,116     111,544
                                                  ----------  ----------
      Total assets                                $  273,616  $  158,536
                                                  ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
  Current portion of capital lease obligations    $   38,413  $   56,737
  Accounts payable and accrued liabilities             8,052      10,618
                                                  ----------  ----------
    Total current liabilities                         46,465      67,355

Capital lease obligations, net of current
  portion                                              3,580       5,562
                                                  ----------  ----------
      Total liabilities                               50,045      72,917
                                                  ----------  ----------
Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 17,778,412 shares issued
    and outstanding                                   17,778      17,778
  Additional paid-in capital                       2,883,509   2,883,509
  Subscription receivable                           (200,000)   (500,000)
  Losses accumulated during the development
    stage                                         (2,477,716) (2,315,668)
                                                  ----------  ----------
    Total stockholders' equity                       223,571      85,619
                                                  ----------  ----------
      Total liabilities and stockholders'
        equity                                    $  273,616  $  158,536
                                                  ==========  ==========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                                    F-3

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                     CONDENSED STATEMENT OF OPERATIONS
           for the three months ended March 31, 2000 and 1999 and
    for the period from inception, December 12, 1996, to March 31, 2000
                             -----------------
                                (Unaudited)

                                         Three Months  Three Months   Inception
                                              Ended         Ended           to
                                            March 31,     March 31,     March 31,
                                               2000          1999         2000
                                          ------------  ------------  -----------
Operating, general and adminis-
  trative expenses                         $   44,071    $   31,795    $   843,475
Research and development costs                116,431        86,022      1,572,847
                                           ----------    ----------    -----------

    Loss from operations                     (160,502)     (117,817)    (2,416,322)

Interest income                                 1,258         3,703         18,115
Interest expense                               (2,804)       (6,429)       (79,509)
                                           ----------    ----------    -----------
Net loss                                   $ (162,048)   $ (120,543)   $(2,477,716)
                                           ==========    ==========    ===========
Weighted average shares
  outstanding                              17,778,412    18,778,412
                                           ==========    ==========
Net loss per common share                  $    (0.01)   $    (0.01)
                                           ==========    ==========


                          See accompanying notes.


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the three months ended March 31, 2000
                             -----------------
                                (Unaudited)

                                                               Losses
                                                               Accumulated
                                                               During the
                 Common Stock         Additional               Devel-
                 -------------------- Paid-In     Subscription opment
                 Shares     Amount    Capital     Receivable   Stage       Total
                 -------------------------------------------------------------------
Balance at
December 31,
1999             17,778,412 $ 17,778  $2,883,509  $ (500,000)  $(2,315,668)$ 85,619

Receipt of
subscription
receivable                                           300,000                 300,000

Net loss                                                         (162,048) (162,048)
                 -------------------------------------------------------------------
Balance at
March 31, 2000   17,778,412 $17,778   $2,883,509  $ (200,000)  $(2,447,716)$223,571
                 ===================================================================



                          See accompanying notes.


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                     CONDENSED STATEMENT OF CASH FLOWS
          for the three months ended March 31, 2000 and 1999, and
     for the period from inception, December 12, 1996, to June 30, 1999
                            --------------------
                                (Unaudited)

                                           Three Months  Three Months  Inception
                                              Ended         Ended          to
                                            March 31,     March 31,    December 31,
                                               2000          1999          1999
                                           ------------  ------------  ------------
Cash flows from operating activities:
  Net loss                                 $ (162,048)   $ (114,114)   $(2,477,716)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities                                  7,862        25,503        922,175
                                         ------------  ------------  ------------
        Net cash used in operating
          activities                         (154,186)      (88,611)    (1,555,541)
                                         ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from sale of common stock             -             -           562,500
  Proceeds from collection of subscrip-
    tion receivable                           300,000       500,000      1,300,000
  Payment of stock offering costs                -             -           (64,100)
  Proceeds from notes payable to
    officers and stockholders                    -             -           117,887
  Payments on notes payable to officers
    and stockholders                             -             -           (40,000)
  Payments on capital lease obligations       (20,306)      (16,683)      (166,568)
                                          ------------  ------------  ------------
        Net cash provided by financing
          activities                          279,694       483,317     1,709,719
                                          ------------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents                            125,508       394,706       154,178

Cash and cash equivalents at beginning
  of period                                    28,670       109,408          -
                                          ------------  ------------  ------------
Cash and cash equivalents at end of
  period                                   $  154,178    $  504,114    $  154,178
                                          ============  ============  ============





                          See accompanying notes.


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                   SELECTED NOTES TO FINANCIAL STATEMENTS
                 as of March 31, 2000 and December 31, 1999
          and for the three months ended March 31, 2000 and 1999,
           and for the period from inception, December 12, 1996,
                             to March 31, 2000
                             ------------------
                                (Unaudited)

1:  Organization
----------------
    Gene-Cell, Inc. (the "Company") is a Nevada Corporation involved in biopharmaceutical research. The Company's research is directed at developing gene-based therapies for treatment of a wide variety of genetic diseases and disorders using its proprietary technology for microinjecting DNA and proteins into living cells. The Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation and, finally, to Gene-Cell, Inc. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts.


2.  Interim Financial Statements
--------------------------------
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the respective full years.

    A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 1999 and 1998.
    Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


                                 Continued
                                    F-7


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
             SELECTED NOTES TO FINANCIAL STATEMENTS, Continued
                 as of March 31, 2000 and December 31, 1999
          and for the three months ended March 31, 2000 and 1999,
           and for the period from inception, December 12, 1996,
                             to March 31, 2000
                            -------------------
                                (Unaudited)

3.  Comprehensive Income
------------------------

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.


4.  Estimates
-------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


5.  Income Tax
--------------

    The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.








                                    F-8
