Form 10KSB/A
period 1999-12-31
GENE CELL INC
filed 2000-06-02
CIK 1096637

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              FORM 10-KSB/A-1
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 1999
                                         -------------------

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

The issuer's revenue for its most recent fiscal year was: $-0-.

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

Transitional Small Business    Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: none

                              Gene-Cell, Inc.
   Annual Report on Form 10-KSB/A-1 for the Year ended December 31, 1999
--------------------------------------------------------------------------

TABLE OF CONTENTS
--------------------------------------------------------------------------
PART I
------
ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 10

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 11

PART II
-------
ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 11

ITEM 6    PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 15

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . 16
PART III
--------

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . . 17

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 20

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 21

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 23

PART IV
-------
ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

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


Item 6.   Plan of Operation
---------------------------
For a complete understanding, this Plan of Operations should be read in conjunction with Part I. Item 1. Description of Business and Item 7 - Financial Statements of this Form 10-KSB/A-1.

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

          Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB/A-1.


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

                                   GENE-CELL, INC.

June 2, 2000                       By: /s/ Brian R. Davis
                                   ------------------------
                                   President

June 2, 2000                       By: /s/ Michael R. Davis
                                   ------------------------
                                   Treasurer

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
                                                                    ----------
Commitment and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 17,778,412 shares
    issued and outstanding                                              17,778
  Additional paid-in capital                                         3,008,509
  Subscription receivable                                             (500,000)
  Losses accumulated during the development
    stage                                                           (2,440,668)
                                                                    ----------
    Total stockholders' equity                                          85,619
                                                                    ----------
      Total liabilities and stockholders'
        equity                                                      $  158,536
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
                   ==================================================================
                          See accompanying notes.
                                 F-6

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                STATEMENT OF STOCKHOLDERS' EQUITY, Continued
        for the years ended December 31, 1999 and 1998, and for the period from inception, December 12, 1996 to December 31, 1999
                             -----------------

                                                                  Losses
                                                             Accumulated
                      Common Stock Additional                 During the
              --------------------    Paid-In Subscription   Development
                   Shares   Amount    Capital    Receivable        Stage     Total
              --------------------------------------------------------------------
Balance at
December 31,
1997           12,158,412 $ 12,158 $1,281,242      $      - $(1,268,666)$   24,734

Special
dividend of
500,000
shares of
common stock
to a
stockholder
at a value
of $0.25
per share         500,000      500    124,500             -     (125,000)       -

Notes payable
to stockholders
contributed as
additional
paid-in capital         -        -     77,887             -            -    77,887

Proceeds from
private placement
of common stock
at a price of
$0.25 per
share           6,120,000    6,120  1,523,880   (1,000,000)            -   530,000

Net loss                -        -          -             -    (499,260) (499,260)
                ------------------------------------------------------------------
Balance at
December 31,
1998           18,778,412   18,778  3,007,509   (1,000,000)  (1,892,926)  133,361

Receipt of
subscription
receivable              -        -          -      500,000            -    500,000

Cancellation
of shares
surrendered
by officer    (1,000,000)  (1,000)      1,000             -            -         -

Net loss                -        -          -             -    (547,742) (547,742)
                ------------------------------------------------------------------
Balance at
December 31,
1999           17,778,412 $ 17,778 $3,008,509  $  (500,000) $(2,440,668) $ 85,619
               ===================================================================

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