Form 10QSB/A
period 2000-03-31
GENE CELL INC
filed 2000-06-02
CIK 1096637

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB/A-1

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

          Notes to Financial Statements                     F-7


Item 2    Plan of Operation
------    -----------------
For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB/A.

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

                                        Gene-Cell, Inc.

Date: June 2, 2000                      By: /s/ Brian R. Davis
                                        ----------------------------------
                                        President

Date: June 2, 2000                      By: /s/ Michael R. Davis
                                        ----------------------------------
                                        Secretary




                                     5

                                 Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Gene-Cell, Inc.

Date: June 2, 2000                      By:
                                        ----------------------------------
                                        President


Date: June 2, 2000                      By:
                                        ----------------------------------
                                        Secretary





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
Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 17,778,412 shares issued
    and outstanding                                   17,778      17,778
  Additional paid-in capital                       3,008,509   3,008,509
  Subscription receivable                           (200,000)   (500,000)
  Losses accumulated during the development
    stage                                         (2,602,716) (2,440,668)
                                                  ----------  ----------
    Total stockholders' equity                       223,571      85,619
                                                  ----------  ----------
      Total liabilities and stockholders'
        equity                                    $  273,616  $  158,536
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

                                                               Losses
                                                               Accumulated
                                                               During the
                 Common Stock         Additional               Devel-
                 -------------------- Paid-In     Subscription opment
                 Shares     Amount    Capital     Receivable   Stage       Total
                 -------------------------------------------------------------------
Balance at
December 31,
1999             17,778,412 $ 17,778  $3,008,509   $ (500,000)  $(2,440,668)$ 85,619

Receipt of
subscription
receivable                                           300,000                 300,000

Net loss                                                         (162,048) (162,048)
                 -------------------------------------------------------------------
Balance at
March 31, 2000   17,778,412 $17,778   $3,008,509  $ (200,000)  $(2,602,716)$223,571
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