Form 10QSB
period 2000-06-30
GENE CELL INC
filed 2000-08-14
CIK 1096637

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
----------------------                               ----------------------
   June 30, 2000                                              0-27727

                              GENE-CELL, INC.
               ---------------------------------------------
               (Name of small business issuer in its chapter)

          Nevada                                          91-1766174
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

    1010 Hercules, Houston, Texas                                   77058
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code         (281) 461-7996
                                                           ----------------
 Securities registered pursuant to section 12(b) of the Exchange Act: None

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

As of June 30, 2000, issuer had 17,778,412 shares of its $.001 par value common stock outstanding.





     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which act contains a safe harbor for forward looking statements. The Company believes that investors would be benefitted by the cautionary language included in this paragraph. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

PART  I   FINANCIAL INFORMATION
-------------------------------

Item 1    Financial Statements
------------------------------
     See pages F-1 through F-8 directly following the signature page of this Form 10-QSB.


     Condensed Balance Sheet as of June 30, 2000
      and December 31, 1999                                             F-3

     Unaudited Condensed Statement of Operations for
      the three and six months ended June 30, 2000
      and 1999, and for the period from inception,
      December 12, 1996, to June 30, 2000                               F-4

     Unaudited Condensed Statement of Stockholders'
      Equity for the six months ended June 30, 2000                     F-5

     Unaudited Condensed Statement of Cash Flows for
      the six months ended June 30, 2000 and 1999,
      and for the period from inception, December 12,
      1996, to June 30, 2000                                            F-6

     Selected Notes to Unaudited Condensed Financial
      Statements                                                        F-7


Item 2    Plan of Operation
---------------------------

For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB.



                                     2

     Gene-Cell, Inc. is a Nevada corporation involved in biopharmaceutical research. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts.

Business of the Company
-----------------------
     The Company operates in the biotechnology sector of the pharmaceutical industry sometimes referred to as the Biopharmaceutical or Life Science industry. The mission of the Company is to become a global leader in stem cell gene therapy by using the Company's technologies to repair and/or compensate for mutations in defective genes. Mutations in genes are known to be the cause of many genetic diseases including Sickle Cell Disease and
Muscular Dystrophy.   A unique aspect of the Company's non-viral process is
that it is performed on a patient's stem cells outside the body or ex vivo. Stem cells are special cells in the body that are basic or building block cells which have the ability to continually create large numbers of more specialized cells. The Company has applied for a world patent to protect its novel technology which allows for attaching or immobilizing human stem cells. The cell can then be microinjected with properly encoded, healthy DNA. Following this process, the DNA treated stem cells are reintroduced into the patients body where they can re-populate. It is anticipated that these DNA treated and/or corrected cells will produce millions of cell offspring transmitting the desired effects. The Company's technology will also be beneficial to the pharmaceutical industry for studying the function(s) of individual genes and the possible contribution of these genes to various diseases.

     To better understand the business of the Company it is helpful to understand more about the industry background and why the Company entered this market. In basic terms, each cell in the human body contains DNA, often called an individual's "genetic blueprint". The DNA is further organized into genes, which are in turn organized into chromosomes. A change in the DNA sequence or code of a gene is called a mutation. Often mutations are harmless; however, some mutations lead to serious disease. There are about 4,000 diseases that have been traced to gene disorders or mutations.

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

     To address the disease at the origin, either a properly functioning copy of a gene must be delivered to the cell or the known defect must be repaired. Traditionally gene therapy has been done by generating viruses which contain therapeutic DNA. The virus is then allowed to infect the target cells, transferring the DNA to those cells. Viral gene therapy, however, is only able to carry a finite amount of therapeutic DNA. Limitations are apparent when the genetic material required to correct a mutation exceeds the packaging limit of a virus, which is the case for a number of genetic diseases. In these cases viral gene therapy is not a viable option. Further, viruses do not infect all cell types with equal efficiency. Finally, viruses are not able to deliver genetic fragments (small pieces of DNA) necessary for gene repair. These restrictions of viral gene therapy, as well as safety issues associated with using live virus, have led researchers to search for alternate techniques of performing gene therapy to treat a wide range of genetic diseases.

     Dr. Brian R. Davis and Dr. David B. Brown founded Genesystems in 1996 after they recognized these significant limitations associated with existing viral based gene therapy methods. Genesystems eventually became Gene-Cell, Inc., or the Company. Dr. Davis and Dr. Brown decided to focus on these and other alternate methods of delivery for therapeutic DNA.

     The Company is at the forefront of gene therapy research employing a delivery technique called glass needle mediated microinjection. Microinjection involves injecting cells with minute amounts of material using very small needles made of glass. In order to utilize this technique the Company had to develop new needles because commercially available needles were too large. The commercial needles were large enough that they would cause physical damage to the cell they were injecting. To remedy this problem the Company developed ultra-fine needles with a tip diameter of ~0.3 microns which is about 1/100 the diameter of a human hair. These smaller diameter needles made of glass are capable of delivering DNA without damaging the cell. Improvements in needle development and technology pioneered by the Company are included in one of the Company's pending world patents.

     In addition to the development of a smaller needle, the system developed by the Company requires that a cell be immobilized (that is, attached to a plastic dish or surface) in order to perform microinjection. The Company has made major advances in this area and has developed a novel proprietary method to immobilize cells without the loss of cell function
(world patent pending).   The development of this immobilization technology
was critical to the success of the Company and comprises part of the first patent filing of the Company.

     There are many different types of cells in the body.  The Company has
selected to initially focus on blood stem cells for gene therapy.   Blood
stem cells are referred to as "mother" blood cells and are found in bone marrow and umbilical cord blood. These "mother" blood cells have the capacity to give rise to all the cells that make up the blood, including white and red blood cells. Through microinjection of blood stem cells, the probability of delivering DNA to cells that will create cell offspring with the desired effect is greatly enhanced.

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



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


     Recent reports suggest that to successfully treat a child with a genetic disease, at least 10-100 stem cells must be successfully modified. Estimates from the Company indicate, to achieve a sufficient number of modified genes, injection of at least 300-5000 cells per patient will be necessary. The Company is currently refining automated workstations that will make clinical application of microinjection routine by providing rapid and consistent microinjection into blood stem cells. The process of microinjection done manually is limited to injecting approximately 300-500 cells per hour. It is anticipated that workstations will be able to
microinject approximately 1200-2000 cells per hour.   Workstations are at
the core of applying the Company's technology in a clinical setting and will be included in licensing agreements to use the Company's technology. The Company is actively developing microinjection workstation technology and plans to submit a world patent application once this technology is sufficiently developed.


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

Diseases Potentially Treatable by Blood Stem Cell Gene Therapy
--------------------------------------------------------------

* Thalassemia occurs most frequently in people of Italian, Middle Eastern, African, Greek, Southeast Asian ancestry.




Diseases Potentially Treatable by Muscle/Bone Stem Cell Gene Therapy
--------------------------------------------------------------------

------------------------------------------------------------------------------------
Disease                     Sickle Cell         a Thalassemia          B Thalassemia
------------------------------------------------------------------------------------
# of Patents (US)         40,000-60,000        100,000 new cases/year worldwide*
------------------------------------------------------------------------------------
Gene Affected                  B-globin              a-globin               B-globin
------------------------------------------------------------------------------------
More Common Gene         Point mutation     Deletions of gene        Point mutations
Defects                                       (~80% of cases)          (~6 mutations
                                              Point mutations        responsible for
                                                                     90% of cases in
                                                                   each racial group)
------------------------------------------------------------------------------------
Results of Defects      Crescent shaped           Poor oxygen            Poor oxygen
                       red blood cells,             transport              transport
                            poor oxygen
                        transport heart
                          trouble, etc.
------------------------------------------------------------------------------------
Current Treatment    Blood transfusions         Regular blood          Regular blood
                                                 transfusions           transfusions
                                             chelatin therapy       chelatin therapy
------------------------------------------------------------------------------------
GCI Gene Therapy            Gene Repair         Gene Delivery            Gene repair
Treatment                                        of a-globin;
                                               gene repair of
                                              point mutations
------------------------------------------------------------------------------------
RESULTS              Corrected B-globin    Corrected a-globin     Corrected a-globin
                     in red blood cells    in red blood cells     in red blood cells
------------------------------------------------------------------------------------
*Thalassemia occurs most frequently in people of Italian, Middle Eastern,
African, Greek Southeast Asian ancestry.

------------------------------------------------------------------------------------
Disease            Osteogenesis     Ehlers-Danlos         Duchenne            Marfan
                     Imperfecta          Syndrome         Muscular          Syndrome
                                                         Dystrophy
------------------------------------------------------------------------------------
# of US Patients         12,500            50,000           12,500     12,500-25,000
(US)
------------------------------------------------------------------------------------
Gene Affected          Collagen   Collagen; Lysyl       Dystrophia         Fibrillin
                                      Hydroxylase
------------------------------------------------------------------------------------
More Common     Point mutations   Point mutations  Large deletions   Point mutations
Gene Defects    small deletions   small deletions
------------------------------------------------------------------------------------
Results of        Brittle bones    Joint problems  Muscle weakness  Skeletal & heart
Defect               Continuous  Extreme bruising      Progressive         problems,
               fractures/breaks      and bleeding       scholiosis    Reduced vision
------------------------------------------------------------------------------------
                                          6

------------------------------------------------------------------------------------
Current/           Ineffective.   None. Continued   Glucocorticoid    None. Surgical
Treatment     Continued surgery    surgical joint    therapy slows      replacement/
Prognosis     and physiotherapy  repair, bleeding   progression up         repair of
                                        disorders       to 3 years      aorta, etc.;
                                                     (only in some        adrenergic
                                                          patients)           agents
------------------------------------------------------------------------------------
GCI Gene            Gene Repair       Gene Repair      Delivery of       Gene repair
Therapy                                                 dystrophin
Treatment                                                     gene
------------------------------------------------------------------------------------
RESULTS                Collagen       Collagen or           Normal         Corrected
                     corrected:       hydroxylase       dystrophin        fibrillin:
                    osteoblasts        corrected:        overrides     eye, skeletal
                            and       osteoblasts     defective in               and
                    osteoclasts               and         skeletal           cardiac
                                      osteoclasts           muscle            muscle
------------------------------------------------------------------------------------

Immediate Use of The Company's Technology to Study Gene Function
-----------------------------------------------------------------

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




                                     7

Results of Operations
---------------------
     During the period from inception, December 12, 1996 through June 30, 2000, the Company has not generated any revenue from sales of clinical products and does not expect to generate any material revenue from sales of clinical products for at least three to five years because during such time period, management will use substantially all Company resources for further development of its technology, including microinjection tools.

     As of June 30, 2000, the Company had an accumulated deficit of $2,658,644 funded by paid-in capital. During the years ended December 31, 1999, 1998 and 1997 the Company had losses from operations of $594,000, $499,260 and $427,527, respectively. During the three and six months ended June 30, 2000, the Company recorded net losses of $180,928 and $342,976, respectively. The Company expects to make capital expenditures of approximately $100,000 over the next twelve months and these expenditures will be financed through capital leasing arrangements. These expenditures will be necessary to support increased research and development efforts planned by the Company. Management expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance.

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. In January and April 2000, the Company received $300,000 and $200,000, respectively, of amounts due under a subscription receivable evidenced by a promissory note. It is the belief of the Company that these funds will be sufficient for the Company to continue operations and its research and development efforts through October, 2000.

Additional Funding Needs and Use of Such Funding
------------------------------------------------

     The Company now seeks $2,000,000 to $10,000,000 of second round financing to support increased R&D expenses anticipated in the next three years. The Company will consider additional equity financing as well as traditional bank loans and lines of credit if necessary. This investment will be used specifically for: (1) continuing current R&D and pursuing new lines of R&D; (2) developing a prototype of the automated microinjection workstation; (3) licensing complementary patents and products to complete the Company's proprietary non-viral gene therapy platform; (4) funding sponsored research of contributory technologies; (5) establishing strong corporate, scientific, and medical advisory boards (primarily through stock options); (6) hiring full-time key management (especially V.P. of Finance/Business Development) and recruiting additional scientific/technical staff; and (7) increasing Dr. Brian Davis' involvement as President and CEO from part-time to full-time. Obtaining such additional funding may significantly increase yearly expenditures to approximately $1,050,000, $2,375,000, and $3,000,000 for the years 2000,
2001, and 2002, respectively.

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

                                     8

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

PART II   OTHER INFORMATION
---------------------------


Item 1         Legal Proceedings
--------------------------------
          None.

Item 2         Changes in Securities
------------------------------------
          None.

Item 3         Defaults Upon Senior Securities
----------------------------------------------
          None.

Item 4         Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------
          None.

Item 5         Other Information
--------------------------------
           None.

Item 6         Exhibits and Reports on Form 8-k
-----------------------------------------------

     (a) Exhibits - Exhibit 27- Financial Data Schedule


     (b) Reports on Form 8-k - No reports on Form 8-k were filed during the quarter.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Gene-Cell, Inc.

Date: August 10, 2000                   By: /s/ Brian R. Davis
                                        --------------------------
                                        President



Date: August 10, 2000                   By: /s/ Michael R. Davis
                                        ----------------------------
                                        Treasurer



                                     10

Item 2         Changes in Securities
------------------------------------
          None.

Item 3         Defaults Upon Senior Securities
----------------------------------------------
          None.

Item 4         Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------
          None.

Item 5         Other Information
--------------------------------
           None.

Item 6         Exhibits and Reports on Form 8-k
-----------------------------------------------
     (a) Exhibits - Exhibit 27- Financial Data Schedule


     (b) Reports on Form 8-k - No reports on Form 8-k were filed during the quarter.


Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Gene-Cell, Inc.

Date: August 10, 2000                   By: __________________
                                        President


Date: August 10, 2000                   By:___________________
                                        Treasurer








                                     11

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




                  UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 as of June 30, 2000 and December 31, 1999, for the three months and six months ended June 30, 2000 and 1999, and for the period from inception, December 12, 1996,
                              to June 30, 2000
                                (Unaudited)

















                                    F-1



                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                      Page
                                                                    -------

Unaudited Condensed Financial Statements:

  Condensed Balance Sheet as of June 30, 2000
    and December 31, 1999                                              F-3

  Unaudited Condensed Statement of Operations for
    the three and six months ended June 30, 2000
    and 1999, and for the period from inception,
    December 12, 1996, to June 30, 2000                                F-4

  Unaudited Condensed Statement of Stockholders'
    Equity for the six months ended June 30, 2000                      F-5

  Unaudited Condensed Statement of Cash Flows for
    the three and six months ended June 30, 2000
    and 1999, and for the period from inception,
    December 12, 1996, to June 30, 2000                                F-6

  Selected Notes to Unaudited Financial Statements                     F-7






                                    F-2

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                          CONDENSED BALANCE SHEET
                    June 30, 2000 and December 31, 1999
                                 __________

                                                    June 30,  December 31,
                                                        2000          1999
     ASSETS                                      (Unaudited)        (Note)
     ------                                      ------------  ------------

Current assets:
  Cash and cash equivalents                       $  148,605    $   28,670
  Interest receivable                                  1,231             -
                                                 ------------  ------------
    Total current assets                             149,836        28,670

Deposits                                              24,818        18,322

Equipment under capital leases, net                  140,683       111,544
                                                 ------------  ------------
      Total assets                               $   315,337   $   158,536
                                                 ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of capital lease obligations   $    38,956   $    56,737
  Accounts payable and accrued liabilities             5,000        10,618
                                                 ------------  ------------
    Total current liabilities                         43,956        67,355

Capital lease obligations, net of current
  portion                                             28,738         5,562
                                                 ------------  ------------
      Total liabilities                               72,694        72,917
                                                 ------------  ------------
Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 17,778,412 shares issued
    and outstanding                                   17,778        17,778
  Additional paid-in capital                       2,883,509     2,883,509
  Subscription receivable                                  -      (500,000)
  Losses accumulated during the development
    stage                                         (2,658,644)   (2,315,668)
                                                 ------------  ------------
    Total stockholders' equity                       242,643        85,619
                                                 ------------  ------------
      Total liabilities and stockholders'
        equity                                   $   315,337   $   158,536
                                                 ============  ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                          See accompanying notes.
                                    F-3

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF OPERATIONS
    for the three months and six months ended June 30, 2000 and 1999 and for the period from inception, December 12, 1996, to June 30, 2000
                                 __________
                                (Unaudited)

                             Three       Three
                            Months      Months   Six Months  Six Months    Inception
                             Ended       Ended        Ended       Ended           to
                          June 30,    June 30,     June 30,    June 30,     June 30,
                              2000        1999         2000        1999         2000
                        ----------- -----------  ----------- -----------  -----------
Operating, general and
  administrative
  expenses              $   30,081  $   15,200   $   74,152  $   36,166   $  765,499
Research and development
  costs                    151,150     125,892      267,581     222,743    1,870,647
                        ----------- -----------  ----------- -----------  -----------
   Loss from operations   (181,231)   (141,092)    (341,733)   (258,909)  (2,636,146)

Interest income              3,720       3,633        4,978       7,336       21,835
Interest expense            (3,417)     (8,285)      (6,221)    (14,714)     (84,918)
                        ----------- -----------  ----------- -----------  -----------
Net loss                $ (180,928) $ (145,744)  $ (342,976) $ (266,287) $(2,699,229)
                        =========== ===========  =========== ===========  ===========

Weighted average shares
  outstanding           17,778,412  18,778,412   17,778,412  18,778,412
                        =========== ===========  =========== ===========
Net loss per
 common share           $    (0.01) $    (0.01)  $    (0.02) $    (0.01)
                        =========== ===========  =========== ===========


                          See accompanying notes.


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
           UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                   for the six months ended June 30, 2000
                                 __________
                                (Unaudited)

                                                                    Losses
                                                               Accumulated
                                     Common Stock                     Sub- During the
                               --------------------   Paid-In    scription Development
                        Shares   Amount    Capital Receivable        Stage     Total
                    -----------------------------------------------------------------
Balance at
December 31, 1999   17,778,412  $17,778 $2,883,509  $(500,000) $(2,315,668) $ 85,619

Receipt of
 subscription
 receivable                  -        -          -    500,000            -   500,000

Net loss                     -        -          -          -     (342,976) (342,976)
                    -----------------------------------------------------------------
Balance at
 June 30, 2000      17,778,412  $17,778 $2,883,509    $     -  $(2,658,644) $242,643
                    =================================================================



                          See accompanying notes.

                                    F-5

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                     CONDENSED STATEMENT OF CASH FLOWS
   for the three months and six months ended June 30, 2000 and 1999, and for the period from inception, December 12, 1996, to June 30, 2000
                                 __________
                                (Unaudited)

                                                 Six Months  Six Months    Inception
                                                      Ended       Ended           to
                                                   June 30,    June 30,     June 30,
                                                       2000        1999         2000
                                                 ----------- -----------  -----------
Cash flows from operating
  activities:
  Net loss                                       $ (342,976) $ (266,287) $(2,658,644)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities                             15,233      22,103      929,546
                                                 ----------- -----------  -----------
      Net cash used in
       operating activities                        (327,743)   (244,184)  (1,729,098)
                                                 ----------- -----------  -----------
Cash flows from financing
  activities:
  Proceeds from sale of common
    stock                                                 -           -      562,500
  Proceeds from collection of
    subscription receivable                         500,000     500,000    1,500,000
  Payment of stock offering
    costs                                                 -           -      (64,100)
  Proceeds from notes payable
    to officers and stock-
    holders                                               -           -      117,887
  Payments on notes payable to
    officers and stockholders                             -           -      (40,000)
  Payments on capital lease
    obligations                                     (52,322)    (33,954)    (198,584)
                                                 ----------- -----------  -----------
      Net cash provided by
        financing activities                        447,678     466,046    1,877,703
                                                 ----------- -----------  -----------
Net increase in cash and cash
  equivalents                                       119,935     221,862      148,605

Cash and cash equivalents at
  beginning of period                                28,670     109,408            -
                                                 ----------- -----------  -----------
Cash and cash equivalents at
  end of period                                  $  148,605  $  331,270   $  148,605
                                                 =========== ===========  ===========

                          See accompanying notes.


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 __________
                                (Unaudited)

1:   Organization
     ------------
     Gene-Cell, Inc. (the "Company") is a Nevada Corporation involved in biopharmaceutical research. The Company's research is directed at developing gene-based therapies for treatment of a wide variety of genetic diseases and disorders using its proprietary technology for microinjecting DNA and proteins into living cells. The Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation and, finally, to Gene-Cell, Inc. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts.


2.   Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 1999 and 1998.
     Accordingly, the Company's audited financial statements should be read in connection with these financial statements.








                                 Continued
                                    F-7


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
   SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                 __________
                                (Unaudited)

3.   Comprehensive Income
     --------------------
     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.


4.   Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


5.   Income Tax
     ----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.


6.   Non-Cash Financing and Investing Activities
     -------------------------------------------
     During the six months ended June 30, 2000, the Company acquired $57,717 of laboratory equipment under capital lease agreements.










                                    F-8