Form 10QSB
period 2000-09-30
GENE CELL INC
filed 2000-11-22
CIK 1096637

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
----------------------                               ----------------------
 September 30, 2000                                            0-27727

                              GENE-CELL, INC.
               (Name of small business issuer in its chapter)

        Nevada                                           91-1766174
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

1010 Hercules, Houston, Texas                                       77058
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code         (281) 461-7996

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

As of September 30, 2000, issuer had 17,778,412 shares of its $.001 par value common stock outstanding.

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

PART  IFINANCIAL INFORMATION

Item 1Financial Statements

     See pages F-1 through F-8 directly following the signature page of this Form 10-QSB.


Condensed Balance Sheet as of September 30, 2000
    and December 31, 1999                                               F-3

Unaudited Condensed Statement of Operations for
    the three and nine months ended September 30,
    2000 and 1999, and for the period from inception,
    December 12, 1996, to September 30, 2000                            F-4

Unaudited Condensed Statement of Stockholders'
    Equity for the nine months ended September 30,
    2000                                                                F-5

Unaudited Condensed Statement of Cash Flows for
    the three and nine months ended September 30,
    2000 and 1999, and for the period from inception,
    December 12, 1996, to September 30, 2000                            F-6

Selected Notes to Unaudited Financial Statements                        F-7


Item 2  Plan of Operation

     For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB.

     Gene-Cell, Inc.(the "Company"), is a Nevada corporation involved in biopharmaceutical research. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts.

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

DISEASES POTENTIALLY TREATABLE BY MUSCLE/BONE STEM CELL GENE THERAPY

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
(US)
------------------------------------------------------------------------------------
Gene Affected          Collagen   Collagen; Lysyl       Dystrophia         Fibrillin
                                      Hydroxylase
------------------------------------------------------------------------------------
More Common     Point mutations   Point mutations  Large deletions   Point mutations
Gene Defects    small deletions   small deletions
------------------------------------------------------------------------------------
Results of        Brittle bones    Joint problems  Muscle weakness  Skeletal & heart
Defect               Continuous  Extreme bruising      Progressive         problems,
               fractures/breaks      and bleeding       scholiosis    Reduced vision
------------------------------------------------------------------------------------
Current/           Ineffective.   None. Continued   Glucocorticoid    None. Surgical
Treatment     Continued surgery    surgical joint    therapy slows      replacement/
Prognosis     and physiotherapy  repair, bleeding   progression up         repair of
                                        disorders       to 3 years      aorta, etc.;
                                                     (only in some        adrenergic
                                                          patients)           agents
------------------------------------------------------------------------------------
GCI Gene            Gene Repair       Gene Repair      Delivery of       Gene repair
Therapy                                                 dystrophin
Treatment                                                     gene
------------------------------------------------------------------------------------
RESULTS                Collagen       Collagen or           Normal         Corrected
                     corrected:       hydroxylase       dystrophin        fibrillin:
                    osteoblasts        corrected:        overrides     eye, skeletal
                            and       osteoblasts     defective in               and
                    osteoclasts               and         skeletal           cardiac
                                      osteoclasts           muscle            muscle
------------------------------------------------------------------------------------

     Immediate Use of The Company's Technology to Study Gene Function
     ----------------------------------------------------------------
     The Company's technology can be applied immediately to fill a current need in the pharmaceutical industry by developing cells that are modified and/or mutated at very specific points within the code of a gene. These customized "gene modified cells" could be used by pharmaceutical firms to determine the function or action of specific genes and/or mutations within those genes. The information gained from such studies can be used to design and develop new drugs and treatments for various diseases. Differences in the ability of patients to respond to certain drugs (that is, the extent to which a drug treats a disease in one patient versus another) is often a result of small differences in the code of certain genes. Understanding these differences will allow for the development of drugs tailored to treatment of a particular individual. Research aided by the Company's technology will help to explain the function of newly discovered genes, and assist in determining whether specific mutations in genes are truly responsible for a disease. Such information is essential to the pharmaceutical industry for the development of new drugs that can better treat diseases.

RESULTS OF OPERATIONS

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

     As of September 30, 2000, the Company had an accumulated deficit of $2,887,922 funded by paid-in capital. During the years ended December 31, 1999, 1998 and 1997 the Company had losses from operations of $594,000, $499,260 and $427,527, respectively. During the three, six and nine months ended September 30, 2000, the Company recorded net losses of $180,928, $342,976 and $229,278 respectively. The Company expects to make capital expenditures of approximately $100,000 over the next twelve months and these expenditures will be financed through capital leasing arrangements. These expenditures will be necessary to support increased research and development efforts planned by the Company. Management expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance.

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. In January and April 2000, the Company received $300,000 and $200,000, respectively, of amounts due under a subscription receivable evidenced by a promissory note. The Company has completed a private offering in which it offered units of common stock and warrants at a price of $0.80 per unit. At the closing date of the offering, November 14, 2000, the Company had raised the minimum offering of $1,500,000 which is expected to be sufficient to fund operations for the next twelve months. With this funding secured, the Company has increased the involvement of Dr. Brian Davis and Dr. Judith Yannariello-Brown to full time status, although both will retain adjunct professor positions part-time.

ADDITIONAL FUNDING NEEDS AND USE OF SUCH FUNDING

     The Company may seek $2,000,000 to $10,000,000 of additional financing to support increased R&D expenses anticipated in the next three years. The Company will consider additional equity financing as well as traditional bank loans and lines of credit if necessary. This investment will be used specifically for: (1) continuing current R&D and pursuing new lines of R&D;
(2) developing a prototype of the automated microinjection workstation; (3) licensing complementary patents and products to complete the Company's proprietary non-viral gene therapy platform; (4) funding sponsored research of contributory technologies; (5) establishing strong corporate, scientific, and medical advisory boards (primarily through stock options);
(6) hiring full-time key management (especially V.P. of Finance/Business Development) and recruiting additional scientific/technical staff. Obtaining such additional funding may significantly increase yearly expenditures to approximately $1,050,000, $2,375,000, and $3,000,000 for the years 2001, 2002, and 2003, respectively.

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

PART IIOTHER INFORMATION

Item 1Legal Proceedings
          None.

Item 2Changes in Securities
          None.

Item 3Defaults Upon Senior Securities
          None.

Item 4Submission of Matters to a Vote of Security Holders
          None.

Item 5Other Information
          None.

Item 6    Exhibits and Reports on Form 8-k

     (a) Exhibits - Exhibit 27- Financial Data Schedule


     (b) Reports on Form 8-k - No reports on Form 8-k were filed during the quarter.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Gene-Cell, Inc.

Date: November 20, 2000        By: /s/ Brian R. Davis
                                   --------------------------
                                   President


Date: November 20, 2000        By: /s/ David Brown
                                   --------------------------
                                   Secretary

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)





                  UNAUDITED CONDENSED FINANCIAL STATEMENTS
              as of September 30, 2000 and December 31, 1999,
                for the three months and nine months ended
                        September 30, 2000 and 1999,
           and for the period from inception, December 12, 1996,
                           to September 30, 2000
                                (Unaudited)

















                                    F-1


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                      Page

Unaudited Condensed Financial Statements:

  Condensed Balance Sheet as of September 30, 2000
    and December 31, 1999                                             F-3

  Unaudited Condensed Statement of Operations for
    the three and nine months ended September 30,
    2000 and 1999, and for the period from inception,
    December 12, 1996, to September 30, 2000                          F-4

  Unaudited Condensed Statement of Stockholders'
    Equity for the nine months ended September 30,
    2000                                                              F-5

  Unaudited Condensed Statement of Cash Flows for
    the three and nine months ended September 30,
    2000 and 1999, and for the period from inception,
    December 12, 1996, to September 30, 2000                          F-6

Selected Notes to Unaudited Financial Statements                      F-7




















                                    F-2




                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                          CONDENSED BALANCE SHEET
                                 __________

                                             September 30,  December 31,
                                                 2000           1999
     ASSETS                                   (Unaudited)      (Note)
Current assets:
  Cash and cash equivalents                  $   27,752     $   28,670
                                             -----------    -----------
    Total current assets                         27,752         28,670

Deposits                                         12,848         18,322

Equipment under capital leases, net             128,150        111,544
                                             -----------    -----------
      Total assets                           $  168,750     $  158,536
                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $   94,000     $       -
  Current portion of capital lease
   obligations                                   28,732         56,737
  Accounts payable and accrued
   liabilities                                   10,000         10,618
                                             -----------    -----------

    Total current liabilities                   132,732         67,355

Capital lease obligations, net of current
  portion                                        22,653          5,562
                                             -----------    -----------
      Total liabilities                         155,385         72,917
                                             -----------    -----------
Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    17,778,412 shares issued
    and outstanding                              17,778         17,778
  Additional paid-in capital                  2,883,509      2,883,509
  Subscription receivable                          -          (500,000)
  Losses accumulated during the
    development stage                        (2,887,922)    (2,315,668)
                                             -----------    -----------
    Total stockholders' equity                   13,365         85,619
                                             -----------    -----------
      Total liabilities and stockholders'
        equity                               $  168,750     $  158,536
                                             ===========    ===========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                          See accompanying notes.

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                                 __________
                                (Unaudited)

                       Three      Three      Nine       Nine
                       Months     Months     Months     Months     Inception
                       Ended      Ended      Ended      Ended      to
                       September  September  September  September  September
                       30, 2000   30, 1999   30, 2000   30, 1999   30, 2000
                       -------------------------------------------------------
Operating, general
  and administrative
  expenses             $   56,610 $   13,369 $  130,762 $   49,535 $  822,109
Research and
  development
  costs                   168,198    152,170    435,779    374,913  1,998,260
                       -------------------------------------------------------
    Loss from
     operations          (224,808)  (165,539)  (566,541)  (424,448)(2,820,369)

Interest income               493      3,428      5,471     10,764     22,328
Interest expense           (4,963)      (685)   (11,184)   (15,399)   (89,881)
                       -------------------------------------------------------
Net loss                $(229,278) $(162,796) $(572,254) $(429,083)$(2,887,922)
                       =======================================================

Weighted average
  shares
  outstanding          17,778,412 17,778,412 17,778,412 18,445,078
                       ============================================
Net loss per
  common share         $   (0.01) $   (0.01) $   (0.03) $   (0.02)
                       ============================================




















                          See accompanying notes.

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
           UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                for the nine months ended September 30, 2000
                                 __________
                                (Unaudited)

                                                               Losses
                                                               Accumulated
                                        Additional Subscr-     During the
                      Common Stock      Paid-In    iption      Development
                  Shares      Amount    Capital    Receivable  Stage       Total
                  ------------------------------------------------------------------
Balance at
December
31, 1999          17,778,412  $ 17,778  $2,883,509 $ (500,000) $(2,315,668)$85,619

Receipt of
subscription
receivable                 -         -           -    500,000            - 500,000

Net loss                   -        -           -           -     (572,254)(572,254)
                  ------------------------------------------------------------------
Balance at
September
30, 2000          17,778,412  $ 17,778  $2,883,509 $        -  $(2,887,922)$ 13,365
                  ==================================================================






                          See accompanying notes.

                                    F-5

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                     CONDENSED STATEMENT OF CASH FLOWS
                                 __________
                                (Unaudited)

                                     Nine        Nine
                                     Months      Months    Inception
                                     Ended       Ended     to
                                     September   September September
                                     30, 2000    30, 1999  30, 2000
                                     -------------------------------------
Cash flows from operating
  activities:
  Net loss                           $ (572,254)  $ (429,083) $(2,887,922)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities                 45,967       47,247      960,280
                                     -------------------------------------
      Net cash used in
        operating activities           (526,287)    (381,836)  (1,927,642)
                                     -------------------------------------
Cash flows from financing
  activities:
  Proceeds from sale of common
    stock                                  -            -         562,500
  Proceeds from collection of
    subscription receivable             500,000      500,000    1,500,000
  Payment of stock offering
    costs                                  -            -         (64,100)
  Proceeds from notes payable            94,000         -         211,887
  Payments on notes payable                -            -         (40,000)
  Payments on capital lease
    obligations                         (68,631)     (52,280)    (214,893)
                                     -------------------------------------
      Net cash provided by
        financing activities            525,369      447,720    1,955,394
                                     -------------------------------------
Net increase (decrease) in
  cash and cash equivalents                (918)      65,884       27,752

Cash and cash equivalents at
  beginning of period                    28,670      109,408          -
                                     -------------------------------------
Cash and cash equivalents at
  end of period                      $   27,752   $  175,292   $   27,752
                                     =====================================





                          See accompanying notes.

                                    F-6

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 __________
                                (Unaudited)

1:Organization

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


2.   Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the respective full years.

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
















                                 Continued
                                    F-8

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
   SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                 __________
                                (Unaudited)

6.Notes Payable

     During the quarter ended September 30, 2000, the Company entered into two note agreements as follows:

             Note payable to an individual, bearing
               interest at 10% per year and due upon
               completion of a private placement of
               the Company's common stock.  This note
               is uncollateralized.$   75,000

             Note payable to a bank under a $20,000
               line of credit agreement.  This note
               bears interest at 12.25% per year and
               is due in September 2001.  This note
               is collateralized by the personal guar-
               antees of two officers/stockholders of
               the Company.    19,000
                                                                -----------
                                                                $   94,000
                                                                ===========

7.  Non-Cash Financing and Investing Activities

    During the nine months ended September 30, 2000, the Company acquired $57,717 of laboratory equipment under capital lease agreements.

















                                    F-9
