Form 10KSB
period 2000-12-31
GENE CELL INC
filed 2001-04-19
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 2000
                                    ----------------------------------

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to
                                         ----------    ----------

                       Commission File Number 0-27727
                                             --------

                              GENE-CELL, INC.
               ----------------------------------------------
               (Name of small business issuer in its chapter)

            Nevada                                       91-1766174
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

     1010 Hercules, Houston, Texas                                  77058
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


     Issuer's telephone number, including area code      (281) 461-7996
                                                     ----------------------
     Securities registered pursuant to section 12(b) of the Exchange Act:  None

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

The issuer's revenue for its most recent fiscal year was: $(1,050,306).

The aggregate market value of the issuer's voting stock held as of March 21, 2001, by non-affiliates of the issuer was approximately $6,617,324.

As of March 21, 2001, issuer had 19,653,412 shares of its $.001 par value common stock outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]
Documents incorporated by reference: Form 10-SB
                              Gene-Cell, Inc.
     Annual Report on Form 10-KSB for the Year ended December 31, 2000

---------------------------------------------------------------------------

                             TABLE OF CONTENTS

---------------------------------------------------------------------------

PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 11

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 12

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 12

ITEM 6    PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 16

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 16

PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . . . . . 17

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 20

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 21

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 22

PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 23

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 24




                                     2

Item 1.         Description of Business

Overview
--------
     Gene-Cell, Inc. (the "Company"or "GCI") was originally incorporated in the state of Nevada on November 3, 1986 under the name Becniel Corporation. The Company was organized and authorized to pursue any lawful purpose or purposes. The Company amended its Articles of Incorporation on September 30, 1987, changing its name to Tzaar Corporation and authorizing common stock of 100,000,000 shares at par value of $0.001. From 1989 to 1996, the Company did not engage in any business activity. During this time the Company had no significant revenues and was considered to be a "development stage company."

     On December 28, 1996, the Company entered into a Plan of Reorganization with Genesystems, Inc. ("Genesystems"), a corporation organized in the state of Nevada on December 12,1996. In connection with the Plan of Reorganization, the Company made a one for ten reverse split of its outstanding shares; issued an additional 7,500,000 post-split restricted shares to effect a share exchange with Genesystems; and authorized and issued an additional 3,500,000 common shares in a limited offering. As a result of the reverse acquisition, control of the Company was acquired by Genesystem shareholders. The acquisition of the public shell (Tzaar Corporation) was accounted for as a recapitalization. The current business of the Company is that of Genesystems, Inc.

     In December 1996, the Company changed its name to Gencell, Inc. and appointed new officers and directors to the Company. On September 29, 1997 the Company changed its name to Gene-Cell, Inc. Since December 1996, the Company has focused its plan of operations on the business of developing therapies that can treat major diseases and disorders of the human blood system.

Business of the Company
-----------------------

     The Company operates in the biotechnology sector of the pharmaceutical industry sometimes referred to as the biopharmaceutical or life science industry. The mission of the Company is to become a global leader in stem cell gene therapy by using the Company's technologies to repair and/or compensate for mutations in defective genes. Mutations in genes are known to be the cause of many genetic diseases including Sickle Cell Disease and
Muscular Dystrophy.   A unique aspect of the Company's non-viral process is
that it is performed on a patient's stem cells outside the body or ex vivo. Stem cells are special cells in the body that are basic or building block cells. These cells have the ability to continually create large numbers of more specialized cells. The Company's technology allows for attaching or immobilizing human stem cells. These cells can then be microinjected with properly encoded, healthy DNA. Following this process, the DNA treated stem cells can be reintroduced into the patient's body where they can re-populate. It is anticipated that these DNA treated and/or corrected cells will produce millions of cell offspring transmitting the desired effects. The Company's technology will also be beneficial to the pharmaceutical industry for studying the function(s) of individual genes and the possible contribution of these genes to various diseases.

     To better understand the business of the Company it is helpful to understand the industry and why the Company entered this market. In basic terms, each cell in the human body contains DNA, often called an individual's "genetic blueprint". DNA is organized into genes, which are in turn organized into chromosomes. A change in the DNA sequence or code of a gene is called a mutation. Often mutations are harmless; however, some mutations lead to serious disease. There are about 4,000 diseases that have been traced to gene disorders or mutations.
                                     3
     The Company's approach differs from conventional medical treatment of genetic diseases. Rather than treating the symptoms, the gene therapy proposed by the Company focuses on the cause of disease at the origin, the DNA. The Company's approach also differs because it believes it will be capable of treating the patient's cells outside the body. The treated cells will then be returned to the patient's body, thus the patient does not need to be present for the gene modification.

     To address the disease at the origin either a properly functioning copy of a gene must be delivered to the cell or the known defect must be repaired. Traditionally gene therapy has been done by generating viruses containing therapeutic DNA. The virus is then allowed to infect the target cells, transferring the DNA to those cells. Viral gene therapy, however, is only able to carry a finite amount of therapeutic DNA. Limitations are apparent when the genetic material required to correct a mutation exceeds the packaging limit of a virus, which is the case for a number of genetic diseases. In these cases viral gene therapy is not a viable option. Further, viruses do not infect all cell types with equal efficiency. Finally, viruses are not able to deliver genetic fragments (small pieces of DNA) necessary for gene repair. These restrictions, as well as safety issues associated with using live virus, have led to a search for alternate techniques of performing gene therapy capable of treating a broader range of genetic diseases.

     Dr. Brian R. Davis and Dr. David B. Brown recognizing the significant limitations associated with existing viral based gene therapy methods founded Genesystems in 1996. They decided to focus on alternate methods of delivery for therapeutic DNA.

     To further the Company's efforts in gene therapy research it developed and currently employs a delivery technique called microinjection. Microinjection involves injecting cells with minute amounts of material using very small glass needles. To utilize this technique the Company had to develop new needles because commercially available needles were too large. The commercially available needles were so large that they would cause physical damage to the cell being injecting. To remedy this problem the Company developed ultra-fine needles with a tip diameter of ~0.3 microns which is about 1/100 the diameter of a human hair. These smaller diameter glass needles are capable of delivering the DNA without damaging the cell.

     In addition to the development of a smaller needle, the system developed by the Company requires that a cell be immobilized (attached to a plastic dish or surface) to perform microinjection. The Company has made major advances in this area by developing a novel proprietary method for
immobilizing cells without losing cell function.   The development of this
immobilization technology was critical to the success of the Company and it has filed for a patent on this technology.

     There are many different types of cells in the body.  The Company has
selected to initially focus on blood stem cells for gene therapy.   Blood
stem cells are referred to as "mother" blood cells and are found in bone marrow and umbilical cord blood. These "mother" blood cells have the capacity to give rise to all the cells that make up the blood, including white and red blood cells. Through microinjection of blood stem cells, the probability of delivering DNA to cells that will create cell offspring with the desired effect is enhanced.

                                     4

     The Company employs acceptable scientific methods of research, and their technology has been verified through test results and review both at the Company and at the University of Texas Medical Branch. This work has been presented in university lectures, at gene therapy conferences, and was recently published in Blood (Blood 95: 437-444, 2000), the Journal of the American Society of Hematology. In order to protect its technology, the Company has filed for patent applications on the related technology.

Application of Gene Therapy Technology
--------------------------------------
     The Company envisions that treatment of disease using the Company's technologies will be performed at major medical centers and gene therapy centers through licensing agreements with the Company. The treatment process is as follows:

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

Diseases Potentially Treatable by Stem Cell Gene Therapy
--------------------------------------------------------
     The following charts outline the estimated number of patients in the U.S. with the seven most potentially treatable inherited diseases by blood and muscle/bone stem cell gene therapy. There are many other genetic disorders, which are more rare in occurrence that may also be treatable by the Company's technology.



                                     5
Diseases Potentially Treatable by Blood Stem Cell Gene Therapy
--------------------------------------------------------------

------------------------------------------------------------------------------------
Disease                     Sickle Cell         a Thalassemia          B Thalassemia
------------------------------------------------------------------------------------
# of Patents (US)         40,000-60,000                       100,000 ner cases/year worldwide*
------------------------------------------------------------------------------------
Gene Affected                  B-globin              a-globin               B-globin
------------------------------------------------------------------------------------
More Common Gene         Point mutation     Deletions of gene        Point mutations
Defects                                        (80% of cases)           (6 mutations
                                              Point mutations        responsible for
                                                                     90% of cases in
                                                                   each racial group)
------------------------------------------------------------------------------------
Results of Defects      Crescent shaped           Poor oxygen            Poor oxygen
                       red blood cells,             transport              transport
                            poor oxygen
                        transport heart
                          trouble, etc.
------------------------------------------------------------------------------------
Current Treatment    Blood transfusions         Regular blood          Regular blood
                                                 transfusions           transfusions
                                             chelatin therapy       chelatin therapy
------------------------------------------------------------------------------------
GCI Gene Therapy            Gene Repair         Gene Delivery            Gene repair
Treatment                                        of a-globin;
                                               gene repair of
                                              point mutations
------------------------------------------------------------------------------------
RESULTS              Corrected B-globin    Corrected a-globin     Corrected a-globin
                     in red blood cells    in red blood cells     in red blood cells
------------------------------------------------------------------------------------
*Thalassemia occurs most frequently in people of Italian, Middle Eastern,
African, Greek Southeast Asian ancestry.

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

Use of The Company's Technology to Study Gene Function
------------------------------------------------------
     The Company believes its technology can also be applied immediately to fill a current need in the pharmaceutical industry by developing cells that are modified and/or mutated at very specific points within the code of a gene. These customized "gene modified cells" could be used by pharmaceutical firms to determine the function or action of specific genes and/or mutations within those genes. The information gained from such studies could be used to design and develop new drugs and treatments for various diseases. This application is referred to in the biotechnology industry as functional genomics.

     Differences in the ability of patients to respond to certain drugs, (that is, the extent to which a drug treats a disease in one patient versus another), is often the result of small differences in the code of certain genes. Understanding these differences will allow for the development of drugs tailored to treatment of a particular individual. Research aided by the Company's technology may help to explain the function of newly discovered genes, and to assist in determining whether specific mutations in genes are truly responsible for a disease. Such information may be very useful to the pharmaceutical industry in the developing new drugs to better treat diseases using functional genomics.

Source of Funds
---------------

     The Company believes it has secured sufficient funding through July, 2001, from private investors. The Company is actively seeking bridge financing and additional funding. It is customary for biotech companies at a certain stage of research to actively pursue partnerships and/or licensing agreements with large biopharmaceutical companies. The Company is currently seeking similar relationships with two companies and has entered a collaborative agreement with Athersys, a Delaware corporation. This collaborative agreement with Athersys has been incorporated herein as
Exhibit 10.01. The two relationships referred to are in the early stages of development and there can be no assurance that any relationship will ever fully develop with either company. Future partnership(s)/investment(s) with a pharmaceutical/large biotechnology company may be centered on one particular disease or a group of related diseases in which said company has clinical and financial interests. Such an arrangement would provide the Company with revenue to further develop the technology required for a particular program, additional scientific and legal expertise, and assistance and guidance through the regulatory processes required prior to beginning clinical trials.
                                     7
     In addition, licensing agreements and/or partnerships with various pharmaceutical firms relating to gene function studies would result in revenues over the next few years. When possible, royalties could be generated from the sale of pharmaceuticals developed using information gained from the Company's gene modified cells.

Competition
-----------
     The microinjection technology utilized by the Company for gene therapy is unique. The Company, however, is aware of several development-stage and established enterprises, including prominent pharmaceutical and biotechnology firms, (such as Cell Genesys, Genzyme, Systemix/Novartis, Chiron/Viagene, Vali Gen), which are exploring the field of human gene therapy or are actively conducting research in areas of gene insertion using viruses and other methods. In essence, virus-based systems and microinjection-mediated techniques represent two approaches to the common goal of stem cell gene therapy.

     Current technology focuses on introducing DNA into stem cells via viruses. To date, viral-based human stem cell gene therapy has demonstrated only marginal success in clinical trials. Further, even if virus-based methods should advance, viruses can carry only about 8,000 base pairs of DNA information into a cell, which thus far, has not been sufficient to successfully correct the defective gene(s) in the most common blood diseases. In contrast, the Company believes its proprietary technology will allow greater than 20,000 base pairs of DNA to be successfully microinjected into each stem cell. It also allows for delivery of enhancing factors such as protein(s) which may be necessary for the successful integration of new DNA information within the existing code of mutations. Gene repair can not be easily accomplished using virus-based delivery systems. The Company believes the microinjection-mediated delivery of specialized small fragments of genetic material, will allow for successful gene repair of stem cells.

Biohazardous Waste
-------------------
     While the Company does not produce any biohazardous waste it does work with human blood products that must be handled and disposed of as biohazardous waste. The Company currently contracts with BFI Corporation to dispose of its human blood products.


Governmental Approval
---------------------

     As research and development progress, the Company will seek relationships with major pharmaceutical companies in order to take the technology through the required government regulatory process and FDA approval.

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

Research & Development
----------------------
     The Company's research and development efforts will continue to focus on optimization of its technology to achieve the efficiencies of stem cell genetic modification required for clinical application and gene function studies. The Company spent $400,177 in 1998, $386,231 in 1999, and $788,883 in 2000, on research and development and anticipates expending an additional $2,100,000 during the next twelve months. The Company has established working relationships with investigators at several universities and other biotechnology companies.

Number of Employees
-------------------
     The Company currently has eight full-time employees, three of whom are Ph.D. trained scientists, and six part-time employees, one of whom is a Ph.D. trained scientists. The Company does not anticipate hiring additional employees in fiscal year 2001.

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




Item 2.   Description of Property

Property & Facilities
---------------------
     The Company has established a research and development laboratory in the Clear Lake area between Houston and Galveston, Texas. It consists of approximately 2,000 square feet of fully-equipped, state of the art laboratory space. The lease term was renewed in October of 2000, for a three year term and includes a renewal option for an additional three years at market rate.

     The Company's laboratory is fully operational with a fully functional climatized (dehumidified, air conditioned) room for microinjection and pulling microinjection needles. The laboratory is continuously monitored with fire and burglar alarm systems.

     The Company leases office equipment at a rate of $1,868 per year for the years 2001 and 2002. These lease agreements conclude in 2003 with $156 due for fiscal year 2003. The Company also leases lab equipment through multiple separate leasing agreements for a total of $92,579 in 2001, $79,269 in 2001, and $47,792 in 2003. Most of the agreements expire at various times in 2003 and 2004.

Patent Applications
-------------------

     The Company owns the following filed patent applications:

     Title                                   Number
     -----                                   ------

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

Item 4.   Submission of Matters to a Vote of Securities Holders

          None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "GCLL". As of December 31, 2000 the Company had approximately 93 shareholders holding 19,653,412 shares of common stock. Of the issued and outstanding common stock 7,956,743 are free trading, the balance are restricted stock as that term is used in Rule
144. The Company has never declared a dividend on its common stock other than a special dividend issued to one investor in 1998. The special dividend was declared in an attempt to equalize the price the investor paid for stock in 1997 and was paid in the form of issuing additional shares. (see note 5. Stockholders Equity on page F-16 of the attached financial statements).

                                    CLOSING BID         CLOSING ASK
                                   ------------------  ------------------
                                   HIGH      LOW       HIGH      LOW
                                   --------  --------  --------  --------
1999

First Quarter                      0.50      0.40625   0.625     0.4375
Second Quarter                     0.625     0.40625   0.8125    0.4375
Third Quarter                      0.625     0.50      0.78125   0.625
Fourth Quarter                     0.51      0.0625    0.875     0.4375

2000
First Quarter                      0.85      0.0625    1.00      0.46
Second Quarter                     0.55      0.25      1.00      0.4375
Third Quarter                      1.6875    0.75      1.9375    0.875
Fourth Quarter                     0.9375    0.495     0.96875   0.5625

                                     12


     The above quotations, as provided by the Pink Sheets, LLC., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Recent Sales of Unregistered Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which were not registered under the Securities Act of 1933 were issued during the last three fiscal years:

     In March of 1998, the Company issued 120,000 restricted shares to non-US residents for an aggregate offering price of $30,000 cash. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S.

     In August of 1998, the Company issued 6,000,000 restricted shares to non-US residents for an aggregate offering price of $1,500,000 cash. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S.

     In October of 2000, the Company sold 1,875,000 units to accredited investors for an aggregate offering price of $1,500,000 cash. All proceeds have been allocated to meet the working capital needs of the Company. Each unit consisted of one restricted common share of the Company and one warrant to purchase an additional share of restricted common stock. As a result, the Company has issued 1,875,000 common shares and 1,875,000 warrants. The Company also issued 80,000 warrants for finder fees in connection with this offering. Each warrant issued in conjunction with the October 2000 offering grants the holder thereof the right to purchase an additional share of restricted common stock of the Company at a price of $2.00. The warrants expire in October 2005. These shares were sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Item 6.   Plan of Operation

For a complete understanding, this Plan of Operations should be read in conjunction with Part I, Item 1- Description of Business and Item 7 - Financial Statements of this Form 10-KSB.

     Gene-Cell, Inc. is a Nevada corporation involved in biopharmaceutical research. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts.

     During the period from inception, December 12, 1996, to December 31, 2000, the Company has not generated any revenue from sales of clinical products and does not expect to generate any material revenue from sales of clinical products for at least two to three years because during such time period management will use substantially all Company resources for further development of its technology, including microinjection tools.

     As of December 31, 2000, the Company had an accumulated deficit of ($3,365,974) funded by paid-in capital. During the years ended December 31, 1999 and 1998, the Company had losses from operations of ($547,742) and ($499,260), respectively. The Company had losses of approximately
($1,050,306) for the year ending December 31, 2000.   The Company does not
expect to make any major capital expenditures in the foreseeable future, (other than a significant increase in research and development expenditures), but expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance.

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. In October 2000, the Company received $1,500,000 through sale of units comprised of common stock and warrants. It is the belief of the Company that these funds will be sufficient for the Company to continue operations and its research and development efforts through July, 2001.

     For the current fiscal year, the Company's monthly expenditures have increased to approximately $160,000 due to the addition of more scientific and administration personnel and the leasing of additional laboratory equipment. Beyond the new employees already added to the Company's workforce as of April 1, 2001, the Company does not plan to hire additional personnel during fiscal year 2001 unless new collaborations with cash or additional investment requires and allows for additional employees. At the present rate, the Company estimates that it may require additional funds as soon as the third quarter of 2001. The Company will be required to raise additional funding prior to such time in order to continue operations. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all.

     The Company is currently seeking relationships with larger biopharmaceutical companies. To date, however, the Company has not entered into any such relationships. The Company anticipates that three years from now its research will be far enough along to enhance the Company's ability to establish relationships with major pharmaceutical companies. These relationships, if aquired, should help the Company get its technology through the required government regulatory process and FDA approval.

     The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the economic impact of competing technologies; developments and changes arising from the Company's continuing research; and the terms of any new collaborative, licensing and other arrangements that the Company may establish. The Company believes that its current assets and potential committed contributions from certain accredited investors will be sufficient to meet the Company's short-term operating expenses and capital expenditures through July 2001. At the present time, however, there is no way to predict when, and if, any additional contributions may be made beyond those currently committed. Consequently, at the expiration of current commitments, the Company will need to seek one or more substantial new investors.

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

     Further, the Company's success may depend, in part, on revenues derived from the sale of the microinjection therapy products in the health care market. In the event a market for the products the Company intends to produce does not develop as anticipated, the Company's business, financial condition and results of operations will be adversely affected. Additionally, cost containment measures instituted by health care providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds, and such, selectivity could have a material adverse effect on the Company's ability to sell its microinjection therapy and services.

     The report from the Company's independent accountants includes an explanatory paragraph that describes substantial doubt concerning the ability of the Company to continue as a going concern, without continuing additional contributions to capital. The Company may incur losses for the foreseeable future due to the significant costs associated with research and development activities which will be necessary for further development of applications for the Company's microinjection therapy. See "Financial Statements - Report of Independent Accountants".

Item 7.   Financial Statements

The following financial statements of the Company are filed as a part of this report:

     Report of Ham Langston & Barnett, LLP, Certified Public Accountants; Balance Sheet as of December 31, 2000;

     Statements of Operations for the years ended December 31, 2000, 1999,and 1998 for the period of inception, December 12, 1996, to December 2000;

     Statements of Stockholders' Equity for the years ended December 31, 2000, 1999,and 1998 for the period of inception, December 12, 1996, to December 2000;

     Statements of Cash Flows for the years ended December 31, 2000, 1999,and 1998 for the period of inception, December 12, 1996, to December 2000;

     Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     (a) On May 15, 1998 the Company engaged Ham, Langston & Brezina, L.L.P. ("Ham, Langston & Brezina") as its independent accountants. The decision to engage Ham, Langston & Brezina as the Company's independent accountant was recommended by the Company's Chief Executive Officer and approved by the Company's Board of Directors.

     (b) In a report dated January 27, 1997, Schvaneveldt and Company, Certified Public Accountants, reported on the Company's financial statements as of December 31, 1996, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from inception, December 1, 1986 to December 31, 1996. Such report did not contain any adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles. Schvaneveldt and Company, Certified Public Accountants, understands that they were dismissed as the Company's independent accountants effective January 30, 1997. The decision to dismiss Schvaneveldt and Company was made by the Company's Chief Executive Officer and neither recommended or approved by the Company's Board of Directors. Thereafter, the Company engaged Ham, Langston & Brezina as its independent accountants on May 15, 1998.

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

     Schvaneveldt and Company, Certified Public Accountants, has previously provided the Company with a letter pursuant to Rule 304 of Regulation S-B, which was filed as an exhibit to the Form 10-SB filed by the Company on October 20, 1999, and is hereby incorporated by reference.

PART III

Item 9. Directors and Executive Officers, Promoters, and Control Persons; Compliance with section 16(a) of the Exchange Act

Name                Age   Position                   Director or Officer Since
------------------  ----- -------------------------- --------------------------
Brian R. Davis      46    President, CEO, Director   January 1997
                          Chairman of the
                          Scientific Advisory
                          Board

David B. Brown      47    Secretary, Director,       January 1997
                          Director of Microinjection
                          Development

Michael R. Davis    47    Treasurer, Director        January 1997

Tom Kubota          60    Chairman of the Board,     January 1997
                          Director

Gunther Soraperra   40    Director                   November 1997

     The following sets forth certain biographical information relating to the Company's Officers and Directors:

     Brian R. Davis, Ph.D., President, CEO, Director, and Chairman of the
Scientific Advisory Board.      Dr. Davis is a co-founder of Gene-Cell and
joined the Company on a full-time basis September 1, 2000. Dr. Davis currently holds the position of Adjunct Associate Professor, Department of Microbiology & Immunology Department of Internal Medicine at the University of Texas Medical Branch ("UTMB"). From 1995 to 2000, Dr. Davis held the position of Associate Professor, Department of Microbiology & Immunology Department of Internal Medicine and Senior Scientist, Sealy Center for Oncology & Hematology also at UTMB. Prior to joining UTMB, Galveston in 1995, Dr. Davis was a Visiting Scholar at the Department of Molecular Microbiology & Immunology at the Johns Hopkins School of Public Health in Baltimore Maryland (1994-1995) and spent nine years as Scientist at the Institute of Cancer Research/ Geraldine Brush Cancer Research Institute in San Francisco, holding the positions of Acting Director and Associate Director(1986-1995). Dr. Davis received his A.B. summa cum laude from Harvard University in 1976, received his Ph.D. from California Institute of Technology in 1980, and conducted his postdoctoral training at the University of California, Irvine from 1982-1986. Dr. Davis has an extensive list of publications in the fields of hematopoiesis and retrovirology.

     David B. Brown, Ph.D., Secretary, Director, and Director of
Microinjuection Technology.      Dr. Brown is a co-founder of Gene-Cell.
Dr. Brown currently holds the position of Assistant Professor, Department of Human Biological Chemistry and Genetics, at University of Texas Medical Branch (1987-present), and was director of the Microinjection/Microdissection Core Facility, Sealy Center for Oncology and Hematology, UTMB (1995-2000). Dr. Brown received his B.S. (1975) and M.S.
(1978) from Colorado State University, received his Ph.D. in 1982 from the University of Texas Health Science Center at Houston, and conducted his postdoctoral training at the University of Texas System Cancer Center and at Yale University. Dr. Brown has published extensively in the fields of microinjection and reproductive biology.

     Michael R. Davis, Treasurer, Director.      Mr. Davis is a co-founder
of Gene-Cell. Mr. Davis graduated with honors in economics and business from Harvard University in 1975, pursuing graduate business studies thereafter at the Harvard Business School, UCI and Clairemont's Peter Drucker Graduate School of Management. He assisted in the founding of EPL Prolong, Inc. He has headed up the Maruzen Co. Ltd.(the oldest public company in Japan) expansion and investment efforts in the United States from 1990 to 1997. Mr. Davis served as president of Gene-Cell from its inception in December of 1996 up until Brian R. Davis took over the responsibilities in late 1997. In the past five years, Mr. Michael Davis also served as president of EPL Prolong, Inc.

     Tom Kubota, Director, Chairman of the Board.      Mr. Kubota has
thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald. Mr. Kubota is the president of Nanko Corporation which specializes in capital formation services for high technology and natural resources companies. He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies. For the last five years, Mr. Kubota has been primarily engaged in serving as president of Nanko Corporation.

     Gunther Soraperra, Director.      Mr. Soraperra graduated as master in
economics and business administration from the University of Graz, Austria in 1990. He lectured as Professor of Economics and Business Administration at the Academy of Economics in Bludenz, Austria. He has seven years experience in international investments, international commercial transactions, financial advice, and capital management. Prior to his University studies he worked for four years in industry. There he specialized in international sales, marketing and administration. In 1992 Mr. Soraperra founded Eurotrade, an Austrian counseling company in international business. He currently serves as president of Eurotrade and has done so since its inception in 1992.

Significant Employees
---------------------

     Judith I. Yannariello-Brown, Ph.D., Senior Scientist, Project Leader,
and Director of Cell Biology Group.      Dr. Yannariello-Brown joined the
Company on a full-time basis on September 1, 2000. She currently holds the position of Adjunct Assistant Professor, Department of Human Biological Chemistry and Genetics, University of Texas Medical Branch (1993-present), and director of the Hematopoietic Stem Cell Facility, Sealy Center for Oncology and Hematology, UTMB (1997-2000). Prior to this, Dr. Yannariello-Brown was Assistant Professor of Ophthalmology and Visual Sciences, UTMB. Dr. Yannariello-Brown received her B.S. from Rutgers University, received her M.S. at the University of Texas System Cancer Center, Graduate School of Biomedical Sciences, received her Ph.D. at Yale University, and conducted her postdoctoral training at UTMB. Dr. Yannariello-Brown has published extensively in the field of cell- cell and cell-matrix interactions.

     Nicole L. Prokopishyn, Ph.D., Lab Director, Scientist.      Dr.
Prokopishyn joined the Company in 1997 as Research Scientist I after receiving her Ph.D. from the University of Saskatchewan. She previously received her B.Sc. with honors from the University of Saskatchewan (1991).

Dependence Upon Key Personnel
-----------------------------
     The Company has an acute dependence upon certain key members of management and technical personnel. Particular reliance is made on Brian
R. Davis, Ph.D. Certain other key personnel have been and will continue to be added on an "as needed" basis to complete the tactical management group. Because of the specialized nature of the Company's business, the Company's ability to achieve success will depend, in part, upon its ability to attract and retain highly qualified people in the areas of management and technology while maintaining relationships with leading research institutions. The loss of Dr. Davis, or other key individuals may adversely affect the Company's business and prospects. At this time, the Company does not carry key man life insurance on any of its employees.

Family Relationships
--------------------
     Michael R. Davis, Treasurer and Director of the Company, is the brother of Brian R. Davis, President and Director of the Company. Judith
I. Yannariello-Brown, Senior Scientist, Project Leader and Director of Cell Biology Group, is the wife of David B. Brown, Secretary, director and Director of Microinjection Technology of the Company.

Compliance with Section 16(a) of the Exchange Act

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the
effective date of the Company's filing on Form 10-SB.    Form 4 is to
report changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 45 days after the fiscal year end of the Company.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears the following forms were inadvertantly filed late: Brian R. Davis, David Brown, Michael Davis, Tom Kubota, and Gunther Soraperra respective Form 5s for 2000.

Item 10.  Executive Compensation

                              SUMMARY COMPENSATION TABLE


               Annual Compensation                Awards           Payouts
               -----------------------   Other    -------          -------
Name and                                 Annual   Restricted
Principal                       Bonus    Compen   Stock  Options   LTIP    Compen
Position       Year    Salary   $        sation   Awards /SARs     Payout  sation
------------------------------------------------------------------------------------
Brian R.       2000    $77,329  -0-      -0-      -0-    -0-       -0-     -0-
Davis          1999    $33,000  -0-      -0-      -0-    -0-       -0-     -0-
President      1998    $30,000  -0-      -0-      -0-    -0-       -0-     -0-

David B.       2000    $29,450  -0-      -0-      -0-    -0-       -0-     -0-
Brown          1999    $28,048  -0-      -0-      -0-    -0-       -0-     -0-
               1998    $26,712  -0-      -0-      -0-    -0-       -0-     -0-

Michael R.     2000    $36,000  -0-      -0-      -0-    -0-       -0-     -0-
Davis          1999    -0-      -0-      -0-      -0-    -0-       -0-     -0-
               1998    -0-      -0-      -0-      -0-    -0-       -0-     -0-

     The Company provides an employee benefits program for its full time employees which includes Medical/Dental/Life Insurance and a simple IRA with matching funds of up to 3% of salary.


                                     20
Compensation of Directors

     None

Employment Contracts and Termination of Employment and Change in Control Arrangement

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of December 31, 2000, the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 19,653,412 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                           Amount and
                                           Nature of
Title of    Name and Address of            Beneficial         Percentage of
Class       Beneficial Owner               Ownership (2)      Class
--------    ---------------------------    --------------     --------------
Common      Brian Davis (1)                2,024,000          10.30%
            8606 Arranmore Lane
            Houston, TX 77095

Common      David B. Brown (1)             1,900,000          9.67%
            2013 Charter Pointe Court,
            League City, TX 77573

Common      Michael R. Davis (1)           1,250,000          6.36%
            22681 Sweet Meadow Lane,
            Mission Viejo, CA 92692

Common      Tom Kubota (1)                 0                  0%
            6 Thomas Irvine,
            California 92618

Common      Gunther Soraperra (1)          400,000            2.04%
            Arlbergstrasse 119
            A-6751 Braz Austria

Common      Amafin Trust                   2,600,000          13.23%
            c/o ATV
            Aeulestr. 5
            FL 9490 Vaduz
            Liechtenstein

Common      Auric Stiftung                 1,500,000           7.63%
            c/o ATV
            Aeulestr. 5
            FL 9490 Vaduz
            Liechtenstein


                                          21

Common      Eurifa Anstalt                 1,600,000            8.14%
            Meierhofstrasse 121
            Triesen, FL-9495
            Liechtenstein

Common      Spezial Transport AG           1,620,000            8.24%
            Manfred Heeb
            Meierhofstrasse 21
            FL-9495 Triesen
            Liechtenstein
--------------------------------------------------------------------------
Common      Officers, Directors and        5,574,000          28.36%
            Nominees as a Group:
            5 persons
--------------------------------------------------------------------------

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


                                     22
PART IV

Item 13.  Exhibits and Reports on Form 8-K

Exhibit
Number      Title of Document                          Location

2.1         Articles of Incorporation                  Incorporated by
                                                                reference*

2.2         Certificate of Amendment                   Incorporated by
            To the Articles of Incorporation Of        reference*
            Becniel Corporation

2.3         Articles of Amendment to                   Incorporated by
            Articles of Incorporation of               reference*
            Tzaar Corporation

2.4         Amendment to the Articles                  Incorporated by
            of Incorporation of                        reference*
            Tzaar Corporation

2.5         Certificate of Amendment of                Incorporated by
            Articles of Incorporation of               reference*
            Gencell, Inc.

2.6         Articles of Exchange                       Incorporated by
                                                       reference*

2.7         Bylaws                                     Incorporated by
                                                       reference*

6.1         Assignment of Patent, "Method and          Incorporated by
            Device in Microinjection of                reference*
            Macromolecules with Non-Adherent Cells."

6.2         Assignment of Patent, "Nucleic Acid        Incorporated by
            Constructs and Uses thereof for            reference*
            Direct Nucleic Acid Incorporation
            Into Cells.

6.3         Secured Promissory Note                    Incorporated by
                                                       reference*

10          Material Contracts- Collaboration
            Agreement                                  See Attached

12          1996 Stock Option Plan                     Incorporated by
                                                       reference*

16          Letter Regarding Change in Certifying      Incorporated by
            Accountant                                 reference*

*Incorporated by reference from the Registrant's registration statement on Form 10-SB, as amended, filed with the Commission, SEC File No. 0-27727.

                                     23

--------------------------------------------------------------------------

                                 Signatures

--------------------------------------------------------------------------

     In accordance with the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GENE-CELL, INC.

April 12, 2001                       By: /s/ Brian R. Davis
                                     ------------------------
                                     President

April 12, 2001                       By: /s/ Michael R. Davis
                                     -------------------------
                                     Treasurer









                                     24


--------------------------------------------------------------------------

                                 Signatures

--------------------------------------------------------------------------

     In accordance with the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GENE-CELL, INC.

April 12, 2001                       By:
                                     ------------------------
                                     President

April 12, 2001                       By:
                                     -------------------------
                                     Treasurer









                                     24







                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




                            FINANCIAL STATEMENTS
                   WITH REPORT OF INDEPENDENT ACCOUNTANTS
              as of December 31, 2000 and for the years ended
                        December 31, 2000 and 1999,
           and for the period from inception, December 12, 1996,
                            to December 31, 2000

















                                    F-1



                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                        Page
                                                                       ------

Report of Independent Accountants                                      F-2

Financial Statements:

  Balance Sheet as of December 31, 2000                                F-3

  Statement of Operations for the years ended
    December 31, 2000 and 1999, and for the period
    from inception, December 12, 1996, to December 31,
    2000                                                               F-4

  Statement of Stockholders' Equity for the years
    ended December 31, 2000 and 1999, and for the
    period from inception, December 12, 1996, to
    December 31, 2000                                                  F-5

  Statement of Cash Flows for the years ended
    December 31, 2000 and 1999, and for the period
    from inception, December 12, 1996, to
    December 31, 2000                                                  F-7

Notes to Financial Statements                                          F-8

















                                       F-2








                     Report of Independent Accountants
                    -----------------------------------


To the Stockholders and Directors
Gene-Cell, Inc.


We have audited the accompanying balance sheet of Gene-Cell, Inc. (a corporation in the development stage) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, and for the period from inception, December 12, 1996, to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gene-Cell, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from inception, December 12, 1996, to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 11, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Ham, Langston & Brezina, L.L.P.
March 23, 2001
Houston, Texas

                                    F-3

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                               BALANCE SHEET
                             December 31, 2000
                            --------------------

     ASSETS
     ------
Current assets:
  Cash and cash equivalents                               $1,142,083
                                                          ----------
    Total current assets                                   1,142,083

Laboratory equipment under capital leases,
  net of accumulated amortization of $158,690                199,701
Deposits                                                      14,985
                                                          ----------

      Total assets                                        $1,356,769
                                                          ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Note payable to a bank                                  $   30,000
  Current portion of capital lease obligations                53,298
  Accounts payable and accrued liabilities                   167,858
                                                          ----------

    Total current liabilities                                251,156

Capital lease obligations, net of current
  portion                                                     70,300
                                                          ----------

      Total liabilities                                      321,456
                                                          ----------

Commitment and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 19,653,412 shares
    issued and outstanding                                    19,653
  Additional paid-in capital                               4,381,634
  Losses accumulated during the development
    stage                                                 (3,365,974)
                                                          ----------
    Total stockholders' equity                             1,035,313
                                                          ----------

      Total liabilities and stockholders'
        equity                                            $1,356,769
                                                          ==========


                          See accompanying notes.
                                    F-4

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                          STATEMENT OF OPERATIONS
             for the years ended December 31, 2000 and 1999 and
   for the period from inception, December 12, 1996, to December 31, 2000
                         -------------------------

                                   Year Ended      Year Ended    Inception to
                                   December 31,   December 31,   December 31,
                                       2000           1999           2000
                                   ------------   ------------   ------------
Operating, general and
  administrative expenses          $   227,311    $   142,760    $   910,284
Research and development costs         788,883        386,231      2,361,730
                                   ------------   ------------   ------------
     Loss from operations           (1,016,194)      (528,991)    (3,272,014)

Interest income                         15,366         11,921         32,223
Interest expense                       (49,478)       (30,672)      (126,183)
                                   ------------   ------------   ------------
Net loss                           $(1,050,306)   $  (547,742)   $(3,365,974)
                                   ============   ============   ============


Weighted average
shares outstanding                  17,870,878     18,233,207
                                   ============   ============

Basic and diluted loss per common
  share                            $     (0.06)   $     (0.03)
                                   ============   ============



























                               See accompanying notes.
                                         F-5

                                   GENE-CELL, INC.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)
                          STATEMENT OF STOCKHOLDERS' EQUITY
             for the years ended December 31, 2000 and 1999, and for the period from inception, December 12, 1996 to December 31, 2000
                         -----------------------------------

                                                              Losses
                                                              Accumulated
                                                              During
                                        Addit-     Subscr-    the
                  Common Stock          ional      iption     Devel-
                  --------------------  Paid-In    Recei-     opment
                  Shares      Amount    Capital    vable      Stage      Total
                  --------------------------------------------------------------
Balance at
inception,
December
12, 1996                -     $   -           -    $      -   $      -   $     -

Shares issued
as compensation
at a price of
$0.11             7,500,000    7,500     817,500          -          -    825,000

Recapitalization
effective
December
28, 1996          1,058,412    1,058      (1,058)         -          -         -

Net proceeds
from a private
placement of
common stock
at a price
of $0.11 per
share, net of
offering costs
of $49,100        3,500,000    3,500      329,900         -          -    333,400

Net loss,
as restated             -         -            -          -  (841,139)   (841,139)

Balance at
December
31, 1996          12,058,412  12,058     1,146,342        -  (841,139)    317,261

Proceeds from
private
placement of
100,000 shares
of common stock
at a price of
$1.35 per share,
net of offering
costs                100,000     100       134,900        -          -      135,000

Net loss                -         -           -           -   (427,527)   (427,527)
                  ------------------------------------------------------------------
Balance at
December
31, 1997          12,158,412  $12,158   $1,281,242 $      -   $(1,268,666) $24,734
                  ==============================================================
                          See accompanying notes.
                                    F-6

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                STATEMENT OF STOCKHOLDERS' EQUITY, Continued
        for the years ended December 31, 2000 and 1999, and for the period from inception, December 12, 1996 to December 31, 2000
                      --------------------------------
                                                              Losses
                                                              Accumulated
                                                              During
                                        Addit-     Subscr-    the
                  Common Stock          ional      iption     Devel-
                  --------------------  Paid-In    Recei-     opment
                  Shares      Amount    Capital    vable      Stage      Total
                  --------------------------------------------------------------

Balance at
December
31, 1997          12,158,412  $ 12,158  $1,281,242 $      -   $(1,268,666) $ 24,734

Special dividend
of 500,000
Shares of common
stock to a
stockholder          500,000      500        (500)        -          -         -

Notes payable
to stockholders
contributed as
additional
paid-in capital         -         -         77,887        -          -       77,887

Proceeds from
private
placement of
common stock
at a price of
$0.25 per share    6,120,000     6,120   1,523,880  (1,000,000)     -       530,000

Net loss                -         -           -           -     (499,260)  (499,260)
                  ------------------------------------------------------------------
Balance at
December 31, 1998 18,778,412    18,778   2,882,509  (1,000,000)(1,767,926)  133,361

Receipt of
subscription
receivable              -         -           -        500,000           -  500,000

Cancellation
of shares
surrendered
by officer        (1,000,000)  (1,000)      1,000         -          -         -

Net loss               -          -           -           -     (547,742)  (547,742)
                  ------------------------------------------------------------------
Balance at
December
31, 1999          17,778,412    17,778   2,883,509   (500,000)(2,315,668)    85,619

Proceeds from
private
placement of
common stock
(See Note 3)       1,875,000     1,875   1,498,125        -          -    1,500,000

Receipt of
subscription
receivable              -         -           -        500,000       -      500,000
                  ------------------------------------------------------------------
Net loss                -         -           -           -   (1,050,306)     (1,050,306)

Balance at
December
31, 2000          19,653,412  $ 19,653  $4,381,634 $    -     $(3,365,974)$1,035,313
                  ==================================================================

                          See accompanying notes.
                                    F-7

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENT OF CASH FLOWS
            for the years ended December 31, 2000 and 1999, and
   for the period from inception, December 12, 1996, to December 31, 2000
                        ----------------------------

                                        Year Ended     Year Ended     Inception to
                                        December 31,   December 31,   December 31,
                                           2000           1999            2000
                                        ------------   ------------   ------------
Cash flows from operating activities:
  Net loss                              $(1,050,306)   $  (547,742)   $(3,365,974)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Common stock issued as compensation
      or in payment of accounts payable        -              -           825,000
    Depreciation and amortization            60,289         41,712        157,306
    Changes in operating assets and
      liabilities:
      Decrease (increase) in deposits         3,337           -           (14,985)
      Increase (decrease) in accounts
        payable                             157,240         (3,135)       167,858
                                        ------------   ------------   ------------
        Net cash used in operating
          activities                       (829,440)      (509,165)    (2,230,795)
                                        ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from sale of common stock      1,500,000           -         2,062,500
  Proceeds from collection of
    subscription receivable                 500,000        500,000      1,500,000
  Payment of stock offering costs              -              -           (64,100)
  Proceeds from notes payable               213,000           -           330,887
  Payments on notes payable                (183,000)          -          (223,000)
  Payments on capital lease obligations     (87,147)       (71,573)      (233,409)
                                        ------------   ------------   ------------
        Net cash provided by financing
          activities                      1,942,853        428,427      3,372,878
                                        ------------   ------------   ------------
Net increase (decrease) in cash and
  cash equivalents                        1,113,413        (80,738)     1,142,083

Cash and cash equivalents at beginning
  of period                                  28,670        109,408           -
                                        ------------   ------------   ------------
Cash and cash equivalents at end of
  period                                $ 1,142,083    $    28,670    $ 1,142,083
                                        ============   ============   ============
Supplemental disclosures:
  Cash paid for interest expense        $    49,478    $    30,672    $   126,183
                                        ============   ============   ============





                          See accompanying notes.
                                    F-8

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                       NOTES TO FINANCIAL STATEMENTS
                              ---------------

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------
     Gene-Cell, Inc. (the "Company") is a Nevada Corporation involved in biopharmaceutical research. The Company's research is directed at developing gene-based therapies for treatment of a wide variety of genetic diseases and disorders using its proprietary technology for microinjecting DNA and proteins into living cells. The Company was originally incorporated as Genesystems, Inc. on December 12, 1996 and subsequently adopted a name change to Gene-Cell, Inc. upon completion of a recapitalization in December 1996. The December 1996 recapitalization occurred when the Company acquired the non-operating public shell of Tzaar Corporation. Tzaar Corporation had no net assets or liabilities at the date of acquisition. The historical financial statements presented herein are those of Gene-Cell, Inc. and its predecessor, Genesystems, Inc. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts. Following is a summary of the Company's significant accounting policies:

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









                                 Continued
                                    F-9




                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                           ---------------------


1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------

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

     Research and Development Expenses
     ----------------------------------
     Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects.

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

     Loss Per Share
     --------------
     Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 1999, were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the years ended December 31, 2000 and 1999.



                                 Continued
                                    F-10

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                           ---------------------


1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------

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

     Recently Issued Pronouncements
     ------------------------------

     In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and, accordingly, the adoption of these new standards is not expected to have a material impact on the Company's results of operations or financial position.

                                 Continued
                                    F-11

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                          -----------------------

1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------
     Recently Issued Pronouncements, continued
     -----------------------------------------

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The implementation of SAB 101 did not have a material impact on the Company's results of operations or financial position.


2.   Cash and Cash Equivalents
     -------------------------
     Included in cash and cash equivalents at December 31, 2000 were interest bearing deposits of $1,000,103.


3.   Accounts Payable and Accrued Liabilities
     ----------------------------------------
     Accounts payable and accrued liabilities at December 31, 2000 consisted of the following:

               Accounts payable                                $   29,800
               Accrued patent license option costs                118,058
               Accrued legal and professional expenses             20,000
                                                               ----------
                 Total                                         $  167,858
                                                               ==========

4.   Note Payable to a Bank
     ----------------------
     Note payable to a bank at December 31, 2000 consists of amounts due under a $60,000 revolving line of credit agreement. The line of credit bears interest of 11.75% and is collateralized by the guarantee of certain primary stockholders.









                                 Continued
                                    F-12

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                          -----------------------

5.   Income Taxes
     ------------

     The composition of deferred tax assets and the related tax effects at December 31, 2000 were as follows:

               Liability
               ---------
               Book vs. tax basis of capital lease assets      $  (13,507)

               Asset
               -----
               Benefit from carryforward of net
                 operating loss                                   884,315

               Less valuation allowance                          (870,808)
                                                               ----------

                 Net deferred tax asset                        $     -
                                                               ==========

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                        2000                       1999
                              -------------------------  -------------------------
                                           Percentage                  Percentage
                                           of Pre-Tax                  of Pre-Tax
                                 Amount       Loss         Amount         Loss
                              ------------ -----------   ------------  -----------
  Benefit for income tax at
  federal statutory rate      $  357,104      34.0%      $  186,232   34.0%

  Increase in valuation
    allowance                   (357,104)    (34.0)        (186,232)     (34.0)
                              ------------ -------       ------------  -------
       Total                  $     -          -  %      $     -           -  %
                              ============ ===========   ============  =======


     At December 31, 2000, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,600,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2001 and 2020. The benefit from utilization of net operating loss carryforwards incurred prior to December 28, 1996 was significantly limited in connection with a Company merger. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that approximately $100,000 of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes that occurred in 1996.

                                 Continued
                                    F-13


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                          ------------------------

6.   Common Stock
     ------------
     During 2000, the Company sold 1,875,000 equity units to certain individuals and trusts (the "Investors") under a private placement agreement for $0.80 per unit. Each unit consisted of one share of the Company's common stock and a warrant to acquire one share at an exercise price of $2.00 per share for a five-year term. The total proceeds raised in the private placement were $1,500,000. In addition to the 1,875,000 shares and 1,875,000 warrants issued to the Investor, the Company also issued 80,000 warrants with an identical exercise price and term to two individuals for fund raising efforts.

     During 1998, the Company entered a funding agreement (the "Funding Agreement") under which the Company issued 6,000,000 shares of common stock to certain individuals and companies in exchange for $500,000 and two promissory notes for $500,000 each that mature in January 1999 and January 2000. These notes are non-interest bearing. The Company also issued 120,000 shares of common stock to an individual for $30,000 in a transaction unrelated to the funding agreement.

     During 1997, the Company issued 100,000 shares of common stock to an individual for $1.50 per share. Sales of the Company's stock during 1998 were all priced at $0.25 per share and Company management made the decision to issue the 1997 investor an additional 500,000 shares of the Company's common stock to equalize his share price with 1998 investors. The issuance of the additional shares has been treated as a special dividend to the stockholder in the statement of stockholders' equity.

7.   Stock Warrants
     --------------
     Following is a summary of stock warrant activity during the year ended December 31, 2000:

                              Number of      Exercise         Weighted
                                Shares        Price         Average Price
                              -----------    -----------    -------------
   Warrants outstanding at
     December 31, 1999             -         $ -               $ -

     Issued                   1,955,000      $2.00             $2.00
     Canceled                      -           -                 -
     Exercised                     -           -                 -
                              -----------
   Warrants outstanding at
     December 31, 2000        1,955,000      $2.00             $2.00
                              ===========

     The weighted average fair value of warrants issued during the year ended December 31, 2000 was $0.21.

                                 Continued
                                    F-14

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                                 __________

8.   Lease Commitments
     -----------------
     The Company acquired certain office and laboratory equipment under leases accounted for as capital leases. Amortization of leased assets is included in depreciation and amortization expense.

     The Company also leases office and laboratory facilities and certain office equipment under operating leases. The Company's lease for office and laboratory space was renewed in October 2000 for a three year term and includes a renewal option for an additional three years at the market rate. Rental expense for operating leases was $24,843 and $22,383 during the year ended December 31, 2000 and 1999, respectively.

     Minimum lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2000 are summarized as follows:

                                       Operating Leases
                                     ----------------------
    Year Ended             Capital   Laboratory     Office
   December 31,            Leases    and Office   Equipment     Total
   ------------          ----------  ----------   ----------  ----------
      2001               $   68,800  $   23,979   $    1,868  $   94,647
      2002                   55,290      23,979        1,868      81,137
      2003                   23,813      23,979          156      47,948
                         ----------  ----------   ----------  ----------

   Total minimum leases     147,903  $   71,937   $    3,892  $  223,732
                                     ==========   ==========  ==========

   Less amount
      representing
     interest               (24,305)
                         ----------
   Present value of
      minimum
     lease payments         123,598

   Less current
      portion               (53,298)
                         ----------
   Long-term portion     $   70,300
                         ==========


                                 Continued
                                    F-15

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                             ------------------

9.   Employee Benefit Plans
     ----------------------
     Simplified Employee Pension Plan
     --------------------------------

     Effective August 1997, the Company adopted a defined contribution Simplified Employee Pension plan that covers substantially all Company employees. Under the Plan, employees may contribute, on a tax deferred basis, up to 15% of their compensation; however, annual employee contributions may not exceed $6,000. During the year ended December 31, 2000 and 1999, the Company matched deferrals of up to 3% of compensation. Company contributions to the Plan are discretionary and totaled $5,046 and $2,416 for the years ended December 31, 2000 and 1999, respectively.

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

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rate of 6%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 70%; and a weighted-average expected life of the options of 5 years.

                                 Continued
                                    F-16

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                           ---------------------


9.   Employee Benefit Plans, continued
     ---------------------------------
     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company has adopted the 1998 Stock Option Plan (the "Option Plan") under which stock options for up to 2,500,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Option Plan is designed to attract and reward key executive personnel. At December 31, 2000, the Company had granted options for 24,696 of the 2,500,000 shares of common stock reserved for issuance under the Option Plan.

     Stock options granted pursuant to the Option Plan expire not more than ten years from the date of grant and typically vest over three years, with 33% vesting after one year and 33% vesting after each of the two succeeding years. During 2000 and 1999, all of the options granted by the Company were granted at option prices in excess of the fair market value of the common stock at the date of grant.

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma net loss and basic and dilutive net loss per share were essentially the same as net loss and basic and dilutive net loss per share as reported in the financial statements.












                                 Continued
                                    F-17

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                             ------------------

9.   Employee Benefit Plans, continued
     ---------------------------------
     Stock Option Plan, continued
     ----------------------------
     A summary of the Company's stock option activity and related information for the years ended December 31, 2000 and 1999 follows:

                                        Number of
                                         Shares
                                          Under             Weighted-Average
                                         Options             Exercise Price
                                        -----------         ----------------
     Outstanding-December 31, 1998          8,144                $1.00

     Granted                                8,152                $1.00
     Exercised                               -
     Forfeited                               -
                                        -----------
     Outstanding-December 31, 1999         16,296                $1.00


     Granted                                8,400                $1,00
     Exercised                               -
     Forfeited                               -
                                        -----------

     Outstanding-December 31, 2000         24,696                $1.00
                                        ===========

     The weighted-average fair value of options granted during the years ended December 31, 2000 and 1999 was approximately $0.30.

     A summary of outstanding stock options at December 31, 2000, follows:

                                             Remaining
                                             Contractual
     Number of Shares    Expiration Date     Life (Years)        Exercise Price
     ----------------    ---------------     ------------        --------------
     Exercisable at December 31, 2000:

          8,144          June 2008               7.5                 $1.00
          5,434          June 2009               8.5                 $1.00
          2,800          June 2010               9.5                 $1.00

     Non-exercisable at December 31, 2000:

          2,718          June 2009               8.5                 $1.00
          5,600          June 2010               9.5                 $1.00
         ------
         24,696
         ======

                                 Continued
                                    F-18

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                           ----------------------

19.  Related Party Transactions
     --------------------------

     During the year ended December 31, 2000, certain stockholders made loans to the Company totaling $130,000. These notes bore interest at 9% per year and were fully repaid when the Company completed a $1,500,000 private placement in December 2000.

     During the year ended December 31, 1997, the Company entered into a $7,876 capital lease transaction for certain laboratory equipment, with an officer/stockholder of the Company. The lease bears interest at an effective annual rate of 18% per year and is due in monthly payments of $200 through November 2002. During each of the years ended December 31, 2000 and 1999, the Company made lease payments under this lease of $2,400.

     During the period from inception, December 12, 1996, to December 31, 1996, the Company issued 7,500,000 shares of its common stock to the three founders of the Company. These shares were issued primarily for services rendered founding the corporation and for the rights to certain in-process research and development that was conceptualized by the founders. One of the founders received 3,500,000 of the 7,500,000 shares issued in the transaction because he planned to use 1,000,000 of the shares to compensate attorneys and other providers of professional services. The common stock issued to the founders was not subject to any vesting or future service requirements and, accordingly, the issuance of all shares was recognized in 1996 as follows:


     Research and development expense                            $436,000
     General and administrative expense                           389,000
                                                                 --------
          Total                                                  $825,000
                                                                 ========
     During the year ended December 31,1999, the founder that originally received 3,500,000 shares returned 1,000,000 of the shares because management ultimately decided to use cash to pay for professional services. The shares returned were treated as treasury shares, recorded at zero cost, and subsequently retired.









                                 Continued
                                    F-19


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                            -------------------

11.  Going Concern Considerations
     ----------------------------
     Since its inception, as a development stage enterprise, the Company has not generated any revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the years ended December 31, 2000 and 1999, the Company incurred net losses of $(1,050,306) and $(547,742), respectively, and negative cash flows from operations of $(829,440) and $(509,165), respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     In order to address its liquidity situation, during 2000 management issued 1,875,000 shares of its common stock to the Investors under a private placement agreement. Management believes these funds received in the private placement will sustain the Company until the third quarter of 2001 and that the Company will need to raise additional working capital at that time. Management will seek to leverage the Company's comprehensive non-viral gene modification platform and license for gene repair in order to establish strategic alliances with leading biotechnology and pharmaceutical companies. Management eventually plans, as its research and development progresses, to seek a relationship with a major pharmaceutical company in order to take its technology through the required government regulatory process and FDA approval.

     There can be no assurances that the Company's current cash reserves will be adequate to sustain its operations, that the Company can raise additional cash through private placement of its common stock, nor that the Company can establish a relationship with a major pharmaceutical company. There can also be no assurances that the Company will ever obtain FDA approval of gene therapeutics based upon its DNA microinjection technology nor that it can attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

     - The Company's ability to obtain adequate sources of funding to continue the development of its proprietary DNA microinjection technology.

     - The ability of the Company to take its DNA microinjection technology through the required government regulatory process and ultimately obtain FDA approval.


                                 Continued
                                    F-20


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS, Continued
                          -----------------------

11.  Going Concern Considerations, continued
     ---------------------------------------

     - The ability of the Company to ultimately commercialize gene therapeutics based upon its proprietary DNA microinjection technology and achieve adequate profitability and positive cash flows to sustain its operations.


12.  Non-Cash Investing and Financing Activities
     -------------------------------------------

     During the year ended December 31, 2000, the Company engaged in certain non-cash investing and financing transactions as follows:

             Property and equipment acquired
               under capital lease obligations                  $  148,446