Form 10QSB
period 2001-03-31
GENE CELL INC
filed 2001-05-15
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                              Commission File Number:
----------------------                              -----------------------
 March 31, 2001                                               0-27727

                              GENE-CELL, INC.
               ---------------------------------------------
               (Name of small business issuer in its chapter)

    Nevada                                                  91-1766174
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

     1010 Hercules, Houston, Texas                                  77058
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code        (281) 461-7996

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

As of May 14, 2001, issuer had 19,653,412 shares of its $.001 par value common stock outstanding.





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

PART  I   FINANCIAL INFORMATION

Item 1    Financial Statements


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             -----------------




                  UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 as of March 31, 2001 and December 31, 2000
          and for the three months ended March 31, 2001 and 2000,
           and for the period from inception, December 12, 1996,
                             to March 31, 2001
                                (Unaudited)

















                                    F-1


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                      Page

Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of
    March 31, 2001 and December 31, 2000                              F-3

  Unaudited Condensed Statement of Operations
    for the three months ended March 31, 2001
    and 2000, and for the period from inception,
    December 12, 1996, to March 31, 2001                              F-4

  Unaudited Condensed Statement of Stockholders'
    Equity for the three months ended March 31,
    2001                                                              F-5

  Unaudited Condensed Statement of Cash Flows
    for the three months ended March 31, 2001
    and 2000, and for the period from inception,
    December 12, 1996, to March 31, 2001                              F-6

Notes to Unaudited Condensed Financial Statements                     F-7























                                    F-2

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                          CONDENSED BALANCE SHEET
                    March 31, 2001 and December 31, 2000
                           ---------------------

                                                     March 31, December 31,
                                                       2001         2000
     ASSETS                                        (Unaudited)    (Note)
     ------                                        -----------  -----------
Current assets:
  Cash and cash equivalents                        $  639,282   $1,142,083
                                                   -----------  -----------
    Total current assets                              639,282    1,142,083

Deposits                                               10,186       14,985

Equipment under capital leases, net                   283,839      199,701
                                                   -----------  -----------
      Total assets                                 $  933,307   $1,356,769
                                                   ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Note payable to a bank                           $      533   $   30,000
  Current portion of capital lease obligations         78,834       53,298
  Accounts payable and accrued liabilities             84,152      167,858
                                                   -----------  -----------
    Total current liabilities                         163,519      251,156

Capital lease obligations, net of current
  portion                                             139,626       70,300
                                                   -----------  -----------
      Total liabilities                               303,145      321,456
                                                   -----------  -----------
Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 19,653,412 shares issued
    and outstanding                                    19,653       19,653
  Additional paid-in capital                        4,381,634    4,381,634
  Losses accumulated during the development
    stage                                          (3,771,125)  (3,365,974)
                                                   -----------  -----------
    Total stockholders' equity                        630,162    1,035,313
                                                   -----------  -----------
      Total liabilities and stockholders'
        equity                                     $  933,307   $1,356,769
                                                   ===========  ===========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                          See accompanying notes.
                                    F-3

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF OPERATIONS
           for the three months ended March 31, 2001 and 2000 and
    for the period from inception, December 12, 1996, to March 31, 2001
                                 __________

                                      Three MonthsThree Months    Inception
                                           Ended       Ended         to
                                         March 31,   March 31,    March 31,
                                          2001        2000         2001
                                       ----------- -----------  -----------
Operating, general and adminis-
  trative expenses                     $  121,455  $   44,071   $1,031,739
Research and development costs            286,508     116,431    2,648,238
                                       ----------- -----------  -----------
    Loss from operations                 (407,963)   (160,502)  (3,679,973)

Interest income                             8,093       1,258       40,316
Interest expense                           (5,281)     (2,804)    (131,464)
                                       ----------- -----------  -----------
Net loss                               $ (405,151) $ (162,048) $(3,771,125)
                                       =========== =========== ============

Weighted average shares
  outstanding                           19,653,412  17,778,412
                                       =========== ===========
Net loss per common share              $    (0.02) $    (0.01)
                                       =========== ===========


                          See accompanying notes.
                                    F-4

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
           UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the three months ended March 31, 2001
                             ------------------

                                                           Losses
                                                        Accumulated
                                          Common Stock   Additional  During the
                                   ---------------------    Paid-In Development
                            Shares  Amount     Capital        Stage       Total
                       ---------------------------------------------------------
Balance at
December 31, 2000        19,653,412 $19,653  $4,381,634 $(3,365,974)  $1,035,313

Net loss                       -       -           -       (405,151)   (405,151)
                       ---------------------------------------------------------
Balance at
March 31, 2001           19,653,412 $19,653  $4,381,634 $(3,771,125)  $  630,162
                       =========================================================



                          See accompanying notes.
                                    F-5

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
          for the three months ended March 31, 2001 and 2000, and
    for the period from inception, December 12, 1996, to March 31, 2001
                                 __________

                                          Three       Three
                                         Months      Months
                                          Ended       Ended
                                          March       March      December
                                        31, 2001    31, 2000     31, 2000
                                       ----------- -----------  -----------
Cash flows from operating activities:
  Net loss                              $(405,151)  $(162,048) $(3,771,125)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities                            (60,801)      7,862    1,074,078
                                       ----------- -----------  -----------
      Net cash used by operating
        activities                       (465,952)   (154,186)  (2,697,047)

Cash flows from financing activities:
  Proceeds from sale of common stock          -           -      2,062,800
  Proceeds from collection of
    subscription receivable                   -       300,000    1,500,000
  Payment of stock offering costs             -           -        (64,100)
  Proceeds from notes payable              13,764         -        344,651
  Payments on notes payable               (43,231)        -       (266,231)
  Payments on capital lease
    obligations                            (7,382)    (20,306)    (240,791)
                                       ----------- -----------  -----------
      Net cash provided (used) by
        financing activities              (36,849)    279,694    3,336,329
                                       ----------- -----------  -----------
Net increase (decrease) in cash and
  cash equivalents                       (502,801)    125,508      639,286

Cash and cash equivalents at beginning
  of period                             1,142,083      28,670          -
                                       ----------- -----------  -----------

Cash and cash equivalents at end of
  period                               $  639,282  $  154,178   $  639,282
                                       =========== ===========  ===========

                          See accompanying notes.
                                    F-6

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                              ---------------

1.   Organization
     ------------
     Gene-Cell, Inc. (the "Company") is a Nevada Corporation involved in biopharmaceutical research. The Company's research is directed at developing gene-based therapies for treatment of a wide variety of genetic diseases and disorders using its proprietary technology for microinjecting DNA and proteins into living cells. The Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation and, finally, to Gene-Cell, Inc. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts.


2.   Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2000 and 1999. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.










                                 Continued
                                    F-7

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                 __________

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


6.   Non-Cash Investing and Financing Activities
     -------------------------------------------
     During the three months ended March 31, 2001, the Company acquired property and equipment under capital lease obligations of $102,244.












                                    F-8

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

Business of the Company
-----------------------
     The Company operates in the biotechnology sector of the pharmaceutical industry sometimes referred to as the biopharmaceutical or life science industry. The mission of the Company is to become a global leader in stem cell gene therapy by using the Company's non-viral technologies to repair and/or compensate for mutations in defective genes. A change in the DNA sequence or code of a gene is called a mutation. Often mutations are harmless; however, some mutations lead to serious disease. There are about 4,000 diseases that have been traced to gene disorders or mutations including Sickle Cell Disease and Muscular Dystrophy.

     The Company's approach differs from conventional medical treatment of genetic diseases. Rather than treating the symptoms, the gene therapy proposed by the Company focuses on the cause of disease at the origin, the DNA. To further the Company's efforts in gene therapy research it currently employs a delivery technique called microinjection. Microinjection involves injecting cells with minute amounts of material using very small glass needles. To utilize this technique the Company developed new needles because commercially available needles were too large and would cause physical damage to the cell being injected.

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

     A unique aspect of the Company's non-viral process is that it is performed on a patient's stem cells outside the body or ex vivo, thus the patient does not need to be present for the gene modification. Stem cells are special cells in the body that are basic or building block cells.
These cells have the ability to continually create large numbers of more specialized cells. The Company's technology allows for attaching or immobilizing human stem cells. These cells can then be microinjected with properly encoded, healthy DNA. Following this process, the DNA treated stem cells can be reintroduced into the patient's body where they can re-populate. It is anticipated that these DNA treated and/or corrected cells will produce millions of cell offspring transmitting the desired effects. The Company has selected to initially focus on blood stem cells for gene
therapy.   Blood stem cells are referred to as "mother" blood cells and are found in bone marrow and umbilical cord blood. These "mother" blood cells have the capacity to give rise to all the cells that make up the blood, including white and red blood cells. Through microinjection of blood stem cells, the probability of delivering DNA to cells that will create cell offspring with the desired effect may be enhanced.

                                     11
     The Company's technology may also be beneficial to the pharmaceutical industry for studying the function(s) of individual genes and the possible contribution of these genes to various diseases.

     On March 27, 2001, the Company entered an agreement with Technobotics, Inc. ("TI"), a Texas corporation, in which it will combine efforts with TI to research and develop an Automated Microinjection Workstation ("AMW") for clinical applications. The Company will share both costs and benefits of such research and development efforts. In addition, TI may be granted options to purchase restricted common stock of the Company at some point in the research and development process. TI brings expertise in automation and computer vision processing that are vital to the successful development of an AMW.

     The Company employs acceptable scientific methods of research, and their technology has been verified through test results and review both at the Company and at the University of Texas Medical Branch. This work has been presented in university lectures, at gene therapy conferences, and was recently published in Blood (Blood 95: 437-444, 2000), the Journal of the American Society of Hematology. In order to protect its technology, the Company has filed initial patent applications on the related technology and has filed continuation-in-part patent applications during the first quarter of fiscal 2001.

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

Results of Operations
---------------------

     During the period from inception, December 12, 1996, to March 31, 2001, the Company has not generated any revenue from sales of clinical products and does not expect to generate any material revenue from sales of clinical products for at least two to three years because during such time period management will use substantially all Company resources for further development of its technology, including microinjection tools.


                                     12

     As of March 31, 2001, the Company had an accumulated deficit of ($3,771,125) funded by paid-in capital. During the quarter ended March 31, 2001, the Company had losses from operations of ($405,151) compared to losses in the same quarter of 2000 of ($162,048). The increase is do to an increased research and development efforts such as the hiring of additional employees. The Company does not expect to make any major capital expenditures in the foreseeable future, (other than a steady increase in research and development expenditures), but expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance.

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. In October 2000, the Company received $1,500,000 through sale of units comprised of common stock and warrants.

     For the remainder of fiscal 2001, the Company expects monthly expenditures to increase to approximately $160,000 due to the addition of more scientific and administration personnel and the leasing of additional laboratory equipment. Beyond the new employees already added to the Company's workforce as of April 1, 2001, the Company does not plan to hire additional personnel during fiscal year 2001 unless new collaborations with cash or additional investment requires and allows for additional employees.
 The Company will be required to raise additional funding sometime in the third quarter in order to continue operations. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all.

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


                                     13

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

                                  PART II    OTHER INFORMATION

Item 1         Legal Proceedings
          None.

Item 2         Changes in Securities


Recent Sales of unregistered securities.

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which were not registered under the Securities Act of 1933 were issued during the last three fiscal years:

     Employee Stock Option Grants
     ----------------------------
     Each Employee Stock Option Grant listed below vest at 33.3% per year after the grant date and become fully vested after three years from the grant date. All options listed below are exercisable, upon vesting, at a price of $1.00 for a period of ten years beginning at the grant date.

     Judith Yannariello Brown, an employee of the Company and wife of David Brown a director of the Company, received options to purchase up to 4,500 shares of common stock on June 25, 1998, up to 4,500 shares of common stock on June 25,1999, and up to 4,200 shares of common stock on June 25, 2000.

     Nicole Prokopishyn, an employee of the Company, received options to purchase up to 2,409 shares of common stock on July 30, 1998, up to 2,411 shares of common stock on September 3, 1999 and up to 2,940 shares of common stock on June 23, 2000.

     Gina Barron, an employee of the Company, received options to purchase up to1,235 shares of common stock on July 31, 1998 and up to 1,242 shares of common stock on September 7, 1999.

     Barbara Chow, an employee of the Company, received an option to purchase up to 1,260 shares of common stock on June 19, 2000.

Item 3         Defaults Upon Senior Securities
          None.

Item 4         Submission of Matters to a Vote of Security Holders
          None.

Item 5         Other Information
           None.

Item 6         Exhibits and Reports on Form 8-k

     (a) Exhibits - None.

     (b) Reports on Form 8-k - No reports on Form 8-k were filed during the quarter.
                                     14
                                 Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Gene-Cell, Inc.

Date: May 14, 2001                   By: /s/ Brian R. Davis
                                     -------------------------
                                     President


Date: May 14, 2001                   By: /s/ David Brown
                                     --------------------------
                                     Secretary



























                                     15