Form 10QSB
period 2001-06-30
GENE CELL INC
filed 2001-08-21
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
   June 30, 2001                                             0-27727

                              GENE-CELL, INC.
               (Name of small business issuer in its chapter)

     Nevada                                                 91-1766174
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

     1010 Hercules, Houston, Texas                                 77058
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (281) 461-7996
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

     As of August 16, 2001, issuer had 19,653,412 shares of its $.001 par value common stock outstanding.




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

PART  I   FINANCIAL INFORMATION

Item 1         Financial Statements





                                     2







                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                         --------------------------




                  UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 as of June 30, 2001 and December 31, 2000 and for the three months and six months ended June 30, 2001 and 2000, and for the period from inception, December 12, 1996,
                              to June 30, 2001
                                (Unaudited)

















                                    F-1



                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                              ---------------------


                                                                        Page
                                                                       ------

Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of
    June 30, 2001 and December 31, 2000                                   F-3

  Unaudited Condensed Statement of Operations
    for the three months and six months ended
    June 30, 2001 and 2000, and for the period
    from inception, December 12, 1996, to
    June 30, 2001                                                         F-4

  Unaudited Condensed Statement of Stockholders'
    Equity for the six months ended June 30,
    2001                                                                  F-5

  Unaudited Condensed Statement of Cash Flows
    for the six months ended June 30, 2001
    and 2000, and for the period from inception,
    December 12, 1996, to June 30, 2001                                   F-6

Notes to Unaudited Condensed Financial Statements                         F-7



















                                       F-2


                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                             CONDENSED BALANCE SHEET
                       June 30, 2001 and December 31, 2000
                             -----------------------

                                                        June 30,    December 31,
                                                          2001          2000
                                                       (Unaudited)     (Note)
                                                      ------------  ------------
     ASSETS
     ------
Current assets:
  Cash and cash equivalents                           $   148,584   $ 1,142,083
                                                      ------------  ------------
    Total current assets                                  148,584     1,142,083

Deposits                                                   13,289        14,985

Equipment under capital leases, net                       260,813       199,701
                                                      ------------  ------------
      Total assets                                    $   422,686   $ 1,356,769
                                                      ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Note payable to a bank                              $         -   $    30,000
  Current portion of capital lease obligations             83,528        53,298
  Accounts payable and accrued liabilities                 40,215       167,858
                                                      ------------  ------------
    Total current liabilities                             123,743       251,156

Capital lease obligations, net of current
  portion                                                 117,855        70,300

      Total liabilities                                   241,598       321,456

Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 19,653,412 shares issued
    and outstanding                                        19,653        19,653
  Additional paid-in capital                            4,381,634     4,381,634
  Losses accumulated during the development
    stage                                              (4,220,199)   (3,365,974)
                                                      ------------  ------------
    Total stockholders' equity                            181,088     1,035,313

      Total liabilities and stockholders'
        equity                                        $   422,686   $ 1,356,769
                                                      ============  ============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                             See accompanying notes.
                                       F-3

                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
      for the three months and six months ended June 30, 2001 and 2000 and for the period from inception, December 12, 1996, to June 30, 2001
                                   __________

                               Three       Three        Six          Six
                              Months      Months       Months       Months
                               Ended       Ended       Ended        Ended      Inception
                               June         June         June         June       to June
                            30, 2001      30, 2000     30, 2001     30, 2000    30, 2001
                          ----------- ------------- ------------ ------------ ------------

Operating, general and
  administrative
  expenses                $  129,405   $   30,081   $  250,860  $    74,152  $ 1,161,144
Research and development
  costs                      311,755      151,150      598,263      267,581    2,959,993
                         ------------ ------------ ------------ ------------ ------------
  Loss from operations      (441,160)    (181,231)    (849,123)    (341,733)  (4,121,137)

Interest income                2,026         3,720      10,119        4,978       42,342
Interest expense              (9,940)      (3,417)     (15,221)      (6,221)    (141,404)
                         ------------ ------------ ------------ ------------ ------------
Net loss                  $ (449,074) $  (180,928)  $ (854,225) $  (342,976) $(4,220,199)
                         ============ ============ ============ ============ ============

Weighted average
  shares
  outstanding             19,653,412   17,778,412   19,653,412   17,778,412
                         ============ ============ ============ ============
Net loss per
  common share           $     (0.02) $     (0.01) $     (0.04) $     (0.02)
                         ============ ============ ============ ============




                          See accompanying notes.
                                    F-4

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
           UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                   for the six months ended June 30, 2001
                            --------------------

                                                                 Losses
                                                               Accumulated
                            Common Stock          Additional   During the
                       -------------------------    Paid-In    Development
                            Shares      Amount      Capital       Stage        Total
                       ------------ ------------ ------------ ------------ ------------


Balance at
December 31, 2000       19,653,412  $    19,653  $ 4,381,634  $(3,365,974) $ 1,035,313

Net loss                       -           -            -      (854,225)    (854,225)
                       ------------ ------------ ------------ ------------ ------------
Balance at
June 30, 2001           19,653,412  $    19,653  $ 4,381,634  $(4,220,199) $   181,088
                       ============ ============ ============ ============ ============











                          See accompanying notes.
                                    F-5

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
            for the six months ended June 30, 2001 and 2000, and
     for the period from inception, December 12, 1996, to June 30, 2001
                                 __________



                                       Six Months   Six Months    Inception
                                          Ended        Ended         to
                                         June 30,     June 30,     June 30,
                                          2001         2000         2000
                                      ------------ ------------ ------------

Cash flows from operating activities:
  Net loss                            $  (854,225) $  (342,976) $(4,220,199)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities                            (84,815)      15,233    1,050,064
                                      ------------ ------------ ------------
      Net cash used by operating
        activities                       (939,040)    (327,743)  (3,170,135)

Cash flows from financing activities:
  Proceeds from sale of common stock         -            -       2,062,800
  Proceeds from collection of
    subscription receivable                  -         500,000    1,500,000
  Payment of stock offering costs            -            -         (64,100)
  Proceeds from notes payable              13,764         -         344,651
  Payments on notes payable               (43,764)        -        (266,764)
  Payments on capital lease
   obligations                            (24,459)     (52,322)    (257,868)
                                      ------------ ------------ ------------
      Net cash provided (used) by
        financing activities              (54,459)     447,678    3,318,719
                                      ------------ ------------ ------------
Net increase (decrease) in cash and
  cash equivalents                       (993,499)     119,935      148,584

Cash and cash equivalents at
  beginning of period                   1,142,083       28,670         -
                                      ------------ ------------ ------------

Cash and cash equivalents at end of
  period                              $   148,584  $   148,605  $   148,584
                                      ============ ============ ============



                          See accompanying notes.
                                    F-6


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                            -------------------

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

2.   Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the respective full years.


     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2000 and 1999.
     Accordingly, the Company's audited financial statements should be read in connection with these financial statements.










                                 Continued
                                    F-7


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                           ---------------------

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


6.   Non-Cash Investing and Financing Activities
     -------------------------------------------

     During the six months ended June 30, 2001, the Company acquired property and equipment under capital lease obligations of $102,244.












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

Business of the Company
-----------------------
     The Company operates in the biotechnology sector of the pharmaceutical industry sometimes referred to as the biopharmaceutical or life science industry. The mission of the Company is to become a global leader in non-embryonic stem cell gene therapy by using the Company's non-viral technologies to repair and/or compensate for mutations in defective genes. A change in the DNA sequence or code of a gene is called a mutation. Often mutations are harmless; however, some mutations lead to serious disease. There are about 4,000 diseases that have been traced to gene disorders or mutations including Sickle Cell Disease and Muscular Dystrophy.

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




     A unique aspect of the Company's non-viral process is that it is performed on a patient's stem cells outside the body or ex vivo, thus the patient does not need to be present for the gene modification. Stem cells are special cells in the body that are basic or building block cells.
These cells have the ability to continually create large numbers of more specialized cells. The Company is applying its technology to non-embryonic stem cells. These are special types of stem cells that can be found in adult tissues such as bone marrow, as well as in blood derived from the umbilical cord after birth. The Company's technology allows for attaching or immobilizing human stem cells. These cells can then be microinjected with properly encoded, healthy DNA. Following this process, the DNA treated stem cells can be reintroduced into the patient's body where they can re-populate. It is anticipated that these DNA treated and/or corrected cells will produce millions of cell offspring transmitting the desired effects. The Company has selected to initially focus on blood stem cells
for gene therapy.   Blood stem cells are referred to as "mother" blood
cells and are also found in bone marrow and umbilical cord blood. These "mother" blood cells have the capacity to give rise to all the cells that make up the blood, including white and red blood cells. Through microinjection of blood stem cells, the probability of delivering DNA to cells that will create cell offspring with the desired effect may be enhanced.


     The Company's technology may also be beneficial to the pharmaceutical industry for studying the function(s) of individual genes and the possible contribution of these genes to various diseases.

     In March of 2001, the Company entered an agreement with Technobotics, Inc. ("TI"), a Texas corporation, in which it will combine efforts with TI to research and develop an Automated Microinjection Workstation ("AMW") for clinical applications. The Company will share both costs and benefits of such research and development efforts. In addition, TI has been granted 75,000 stock options at $1.00 share. TI brings expertise in automation and computer vision processing that are vital to the successful development of an AMW.

     The Board of Director's Compensation Committee, during the first and second quarters of 2001, has deliberated and approved the specific issuance of additional key employee and director stock options per the 1996 Stock
Option Plan.   This was to bring the Gene-Cell option award schedule into alignment with normative standards within the biotechnology industry.
These options, will be issued during the third quarter of this year.

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


Source of Funds
---------------
     The Company believes it has secured sufficient funding through September, 2001, from private investors. The Company is actively seeking bridge financing and additional funding. It is customary for biotech companies at a certain stage of research to actively pursue partnerships and/or licensing agreements with large biopharmaceutical companies. The Company is currently seeking similar relationships with two companies and has entered a collaborative agreement with Athersys, a Delaware corporation. The two relationships referred to are in the early stages of development and there can be no assurance that any relationship will ever fully develop with either company. Future partnership(s)/investment(s) with a pharmaceutical/large biotechnology company may be centered on one particular disease or a group of related diseases in which said company has clinical and financial interests. Such an arrangement would provide the Company with revenue to further develop the technology required for a particular program, additional scientific and legal expertise, and assistance and guidance through the regulatory processes required prior to beginning clinical trials.

     In addition, licensing agreements and/or partnerships with various pharmaceutical firms relating to gene function studies would result in revenues over the next few years. When possible, royalties could be generated from the sale of pharmaceuticals developed using information gained from the Company's gene modified cells.

Results of Operations
---------------------

     During the period from inception, December 12, 1996, to June 30, 2001, the Company has not generated any revenue from sales of clinical products and does not expect to generate any material revenue from sales of clinical products for at least two to three years because during such time period management will use substantially all Company resources for further development of its technology, including microinjection tools.


     As of June 30, 2001, the Company had an accumulated deficit of ($4,220,199) funded by paid-in capital. During the quarter ended June 30, 2001, the Company had losses from operations of ($449,084) compared to losses in the same quarter of 2000 of ($180,928). The increase is do to increased research and development efforts such as the hiring of additional employees. The Company does not expect to make any major capital expenditures in the foreseeable future, but expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance.

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. In October 2000, the Company received $1,500,000 through sale of units comprised of common stock and warrants.

     For the remainder of fiscal 2001, the Company expects monthly expenditures to decrease slightly to approximately $150,000. The Company does not plan to hire additional personnel during fiscal year 2001 unless new collaborations with cash or additional investment requires and allows
for additional employees.   The Company will be required to raise
additional funding sometime in the third quarter in order to continue operations. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all.

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

     The following securities, which were not registered under the Securities Act of 1933 were issued during the last three fiscal years:


     Stock Option Grants
     -------------------
     Each Stock Option Grant listed below vests immediately at the grant date. All options listed below are exercisable at a price of $1.00 for a period of seven years beginning at the grant date.

     Technonobitcs, Inc., a Texas corporation, received options to purchase up to 75,000 shares of common stock on March 12, 2001.


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


                                   Gene-Cell, Inc.

Date: August 20, 2001              By: /s/ Brian R. Davis
                                   --------------------------
                                   President


Date: August 20, 2001              By: /s/ David Brown
                                   ----------------------------
                                   Secretary














                                 Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Gene-Cell, Inc.

Date: August 20, 2001              By:
                                   ------------------------------
                                   President


Date: August 20, 2001              By:
                                   ------------------------------
                                   Secretary










