Form 10QSB
period 2001-09-30
GENE CELL INC
filed 2001-11-20
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
 September 30, 2001                                          0-27727

                              GENE-CELL, INC.
                             -----------------
               (Name of small business issuer in its chapter)

     Nevada                                                91-1766174
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

   1010 Hercules, Houston, Texas                                   77058
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (281) 461-7996
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

As of November 12, 2001, issuer had 19,653,412 shares of its $.001 par value common stock outstanding.


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

PART  I   FINANCIAL INFORMATION

Item 1         Financial Statements







                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




                  UNAUDITED CONDENSED FINANCIAL STATEMENTS as of September 30, 2001 and December 31, 2000, and for
    the three months and nine months ended September 30, 2001 and 2000, and for the period from inception, December 12, 1996,
                           to September 30, 2001
                                (Unaudited)





                                    F-1


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                      Page
                                                                     ------

Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of
    September 30, 2001 and December 31, 2000                            F-3

  Unaudited Condensed Statement of Operations
    for the three months and nine months ended
    September 30, 2001 and 2000, and for the
    period from inception, December 12, 1996,
    to September 30, 2001                                               F-4

  Unaudited Condensed Statement of Stockholders'
    Equity for the nine months ended September 30,
    2001                                                                F-5

  Unaudited Condensed Statement of Cash Flows
    for the nine months ended September 30, 2001
    and 2000, and for the period from inception,
    December 12, 1996, to September 30, 2001                            F-6

  Notes to Unaudited Condensed Financial Statements                     F-7
















                                    F-2

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                          CONDENSED BALANCE SHEET
                  September 30, 2001 and December 31, 2000
                                 __________

                                                September 30,  December 31,
                                                     2001          2000
     ASSETS                                      (Unaudited)      (Note)
     ------                                     ------------- -------------
Current assets:
  Cash and cash equivalents                     $     12,142  $  1,142,083
                                                ------------- -------------

     Total current assets                             12,142     1,142,083

Deposits                                              18,687        14,985

Equipment under capital leases, net                  253,797       199,701
                                                ------------- -------------
     Total assets                               $    284,626  $  1,356,769
                                                ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Note payable to a bank                        $     60,000  $     30,000
  Note payable to a stockholder                      100,000             -
  Current portion of capital lease obligations        90,546        53,298
  Accounts payable and accrued liabilities            56,003       167,858
                                                ------------- -------------
     Total current liabilities                       306,549       251,156

Capital lease obligations, net of current
  portion                                            105,093        70,300
                                                ------------- -------------
      Total liabilities                              411,642       321,456
                                                ------------- -------------
Commitment and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 19,653,412 shares issued
    and outstanding                                    19,653        19,653
  Additional paid-in capital                        4,381,634     4,381,634
  Losses accumulated during the development
    stage                                         (4,528,303)   (3,365,974)
                                                ------------- -------------
    Total stockholders' equity (deficit)            (127,016)     1,035,313
                                                ------------- -------------
      Total liabilities and stockholders'
        equity (deficit)                        $    284,626  $  1,356,769
                                                ============= =============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                                   See accompanying notes.
                                             F-3
                                       GENE-CELL, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                         UNAUDITED CONDENSED STATEMENT OF OPERATIONS
for the three months and nine months ended September 30, 2001 and 2000 and for the period from inception, December 12, 1996, to September 30, 2001
                                        __________

                              Three      Three        Nine       Nine
                             Months     Months       Months     Months     Inception
                              Ended      Ended       Ended      Ended         to
                           September  September    September  September    September
                            30, 2001   30, 2000     30, 2001   30, 2000     30, 2001
                           ---------- ----------   ---------- ----------  -----------
Operating, general and
  administrative
  expenses                 $   76,130 $   56,610   $  326,990 $  130,762  $ 1,237,274
Research and development
  costs                       223,502    168,198      821,765    435,779    3,183,495
                           ---------- ----------   ---------- ----------  -----------
  Loss from operations      (299,632)  (224,808)  (1,148,755)  (566,541)  (4,420,769)

Interest income                   163        493       10,282      5,471       42,505
Interest expense              (8,635)    (4,963)     (23,856)   (11,184)    (150,039)
                           ---------- ----------   ---------- ----------  -----------
Net loss                   $(308,140) $(229,278) $(1,162,329) $(572,254) $(4,528,303)
                           ========== ==========   ========== ==========  ===========
Weighted average shares
  outstanding              19,653,412 17,778,412   19,653,412 17,778,412
                           ========== ==========   ========== ==========

Net loss per common
  share                    $   (0.02) $   (0.01)   $   (0.06) $   (0.03)
                           ========== ==========   ========== ==========













                          See accompanying notes.
                                    F-4

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                for the nine months ended September 30, 2001
                                 __________

                                                                   Losses
                                                              Accumulated
                                                 Additional    During the
                                       ---------------------     Paid-In  Development
                              Shares     Amount     Capital         Stage       Total
                           ---------- ----------  ---------- ------------  ----------

Balance at
December 31, 2000          19,653,412 $   19,653  $4,381,634 $(3,365,974)  $1,035,313

Net loss                         -          -           -     (1,162,329) (1,162,329)
                           ---------- ----------  ---------- ------------  ----------

Balance at
September 30, 2001         19,653,412 $   19,653  $4,381,634 $(4,528,303) $ (127,016)
                           ========== ==========  ========== ============  ==========







                          See accompanying notes.
                                    F-5

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
         for the nine months ended September 30, 2001 and 2000, and for the period from inception, December 12, 1996, to September 30, 2001
                                 __________

                                            Nine Months Nine Months    Inception
                                               Ended       Ended          to
                                              September   September    September
                                              30, 2001    30, 2000    30, 2001
                                            ----------- -----------  -----------
Cash flows from operating activities:
  Net loss                                 $(1,162,329) $ %572,254) $(4,528,303)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities                                 (51,161)      45,967    1,083,718
                                            ----------- -----------  -----------
      Net cash used by operating
        activities                          (1,213,490)   (526,287)  (3,444,585)
                                            ----------- -----------  -----------
Cash flows from financing activities:
  Proceeds from sale of common stock                  -           -    2,062,800
  Proceeds from collection of
    subscription receivable                           -     500,000    1,500,000
  Payment of stock offering costs                     -           -     (64,100)
  Proceeds from notes payable                   173,764      94,000      504,651
  Payments on notes payable                    (43,764)           -    (266,764)
  Payments on capital lease obligations        (46,451)    (68,631)    (279,860)
                                            ----------- -----------  -----------
      Net cash provided by financing
        activities                               83,549     525,369    3,456,727
                                            ----------- -----------  -----------
Net increase (decrease) in cash and
  cash equivalents                          (1,129,941)       (918)       12,142

Cash and cash equivalents at beginning
  of period                                   1,142,083      28,670          -
                                            ----------- -----------  -----------
Cash and cash equivalents at end of
  period                                    $    12,142 $    27,752  $    12,142









                          See accompanying notes.
                                    F-6


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 __________

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

6.   Non-Cash Investing and Financing Activities
     -------------------------------------------

     During the nine months ended September 30, 2001, the Company acquired property and equipment under capital lease obligations of $118,492.













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

     The Company's approach differs from conventional medical treatment of genetic diseases. Rather than treating the symptoms, the gene therapy proposed by the Company focuses on the cause of disease at the origin, the DNA. To further the Company's efforts in gene therapy research it currently employs a delivery technique called microinjection. Microinjection involves injecting cells with minute amounts of material using very small glass needles. To utilize this technique the Company developed new needles because commercially available needles were too large and would cause physical damage to the cell being injected. The Company has filed for a patent on these unique microinjection needles.

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

     The Company employs the non-viral method of microinjection for delivering DNA directly to the nucleus of individual target cells. Depending upon the disease, this may involve correction of a single base or small stretch of bases within a gene in the existing DNA of the cell (gene repair) or, in more complicated disorders, introducing a functioning intact gene to the cell (gene compensation). The Company is actively investigating both of these gene modification strategies in blood stem cells.

     Gene Repair is a powerful technique that exploits the inherent repair capabilities of the cell. The gene repair programs employed by the Company take advantage of the cell's endogenous proteins that protect the integrity of the genome. Several copies of small molecules of DNA carrying the correct sequence for the gene of interest are introduced into the cell via microinjection. These DNAs are highly similar to the region surrounding the genetic mutation, except the introduced DNA contains the corrected DNA sequence. Naturally occurring cellular processes 'cut out' the defective genomic sequence and 'paste in' the corrected sequence, incorporating the corrected region into the genome. The cell's own proteins repair the defect, maintaining the corrected DNA in a natural state and insuring appropriate gene regulation and function.

     Gene repair is best suited to diseases arising from a known minor change in the DNA sequence. Gene repair cannot be easily accomplished with viruses, due to the specialized nature of both the DNA and the repair process. The Company, together with its partners and collaborators is initially targeting this strategy for the gene therapy of blood disorders. The Company has obtained exclusive rights to specialized repair molecules, which GCI is currently assessing for gene therapy of sickle cell disease.

     The Company has demonstrated significant levels of conversion of normal or healthy b-globin sequence to sickle or unhealthy b-globin sequence in normal blood stem/progenitor cells and their progeny using the licensed DNA repair molecules. The blood stem/progenitor cells were microinjected with targeted gene repair molecules designed to introduce the sickle mutation in the b-globin sequence. This demonstration of the normal to sickle conversion was an essential first step in the ultimate utilization of gene repair technology as a genetic therapy. The normal to sickle conversion was attempted first due to the ready availability of normal blood stem cells. These findings in combination with the Company's microinjection technologies may indicate a utility for targeted gene modification. The Company's findings have been reported at international scientific conferences including the Annual American Society for Gene Therapy Conference (Seattle, WA 2001) and Genome Medicine: Gene Therapy for the Millennium Conference (Rome, Italy 2001).

     The Company's technology may also have applications in the functional genomics field and the related field of transgenics. A method of rapidly and efficiently changing specific sequences of DNA could be employed to produce cells or cell lines with specific, defined alterations in target DNA sequences suspected of having a certain function; the modified cells could be used to assess the function of specific mutations and genes. This application of the Company's technology would be beneficial to the pharmaceutical industry for studying the function(s) of individual genes and the possible contribution of these genes to various diseases. Multiple biopharmaceutical and genomics companies are interested in efficient and effective technologies for the generation of functional genomic and target gene validation products including gene modified cellular assays and transgenic animals. These animals could be used as models of human disease. The Company's technology platform, combining microinjection with targeted gene modification, may provide the necessary tools for these applications.

     In March of 2001, the Company entered an agreement with Technobotics, Inc. ("TI"), a Texas robotics corporation, in which it will combine efforts with TI to research and develop an Automated Microinjection Workstation ("AMW") that will enable rapid and efficient microinjection of cells for clinical and commercial functional genomics applications. The AMW platform represents, to the knowledge of the Company, the best technology available for genetic modification of human blood stem cells. A Phase I prototype has been completed and tested at the Company. Significant progress has been made on a Phase II prototype which is currently being tested at the Company. The Company will share both costs and benefits of such research and development efforts. TI brings expertise in automation and computer vision processing that are vital to the successful development of an AMW.

     In summary, the Company's product is a biotechnology platform consisting of five components: 1) unique microinjection needles; 2) cell attachment/detachment technologies; 3) a robotics workstation that enables rapid and efficient microinjection; 4) genetic material and various gene repair and gene compensation technologies; and 5) somatic stem cell isolation and expansion. The Company has licensing rights to patents granted relating to gene repair and gene compensation and has also filed continuation-in-part patent applications during the first quarter of fiscal 2001 (component 4). The Company also has patents pending on components 1 and 2, and plans to submit patents covering hardware and software contained in component 3.

     The Company employs acceptable scientific methods of research, and their technology has been verified through test results and review both at the Company and at the University of Texas Medical Branch. This work has been presented in university lectures, at gene therapy conferences, and was published in Blood (Blood 95: 437-444, 2000), the Journal of the American Society of Hematology.

     The Board of Director's Compensation Committee, during the first and second quarters of 2001, has deliberated and approved the specific issuance of additional key employee and director stock options per the 1996 Stock
Option Plan.   This was to bring the Gene-Cell option award schedule into alignment with normative standards within the biotechnology industry. Most of these options have been granted during the third quarter of this year.

Source of Funds
---------------

     The Company believes it has sufficient funding to continue operations through November of 2001. The Company plans on opening a private offering in November of 2001 to raise up to $1,000,000 in an attempt to secure sufficient funding to continue operations through fiscal 2001. There can be no assurance, however, that any or all of the private offering will be subscribed for. The Company is actively seeking bridge financing and other funding sources. It is customary for biotech companies at a certain stage of research to actively pursue partnerships and/or licensing agreements with large biopharmaceutical companies. The Company continues to seek similar relationships with two companies and has entered a collaborative agreement with Athersys, a Delaware corporation. The two relationships referred to are in the early stages of development and there can be no assurance that any relationship will ever fully develop with either company. Future partnership(s)/investment(s) with a pharmaceutical/large biotechnology company may be centered on one particular disease or a group of related diseases in which said company has clinical and financial interests. Such an arrangement would provide the Company with revenue to further develop the technology required for a particular program, additional scientific and legal expertise, and assistance and guidance through the regulatory processes required prior to beginning clinical trials.

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

     As of September 30, 2001, the Company had an accumulated deficit of ($4,528,303) funded by paid-in capital. During the quarter ended September 30, 2001, the Company had losses from operations of ($308,140) compared to losses in the same quarter of 2000 of ($229,278). The increase is do to increased research and development efforts. The Company does not expect to make any major capital expenditures in the foreseeable future, but expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance.

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. In the third quarter of 2001, the Company borrowed approximately $100,000 from a shareholder of the Company in order to continue operations. This loan incurs interest at a rate of ten (10%) per annum and the loan balance is payable upon demand.

     The Company has currently minimized its research and development activities in order to reduce expenditures and to conserve capital. The Company does not plan to hire additional personnel during fiscal year 2001 unless new collaborations with cash or additional investment requires and
allows for additional employees.   The Company will be required to raise
additional funding in the fourth quarter in order to continue operations. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all.

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

     The following securities, which were not registered under the Securities Act of 1933 were issued during the last fiscal year:


     Employee Stock Option Grants
     ----------------------------

     Each Employee Stock Option Grant listed below vest at 33.3% per year after the grant date and become fully vested after three years from the grant date. All options listed below are exercisable, upon vesting, at a price of $1.00 for a period of ten years beginning at the grant date.

     David Brown, an employee of the Company, received options to purchase up to1,378 shares of common stock on April 1, 2001 and up to 919 shares of common stock on June 1, 2001.

     Victor Carsrud, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,750 shares of common stock on June 1,2001.

     Barbara Chow, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,750 shares of common stock on June 1,2001.

     Brian Davis, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,750 shares of common stock on June 1,2001.

     Nicole Prokopishyn, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,750 shares of common stock on June 1,2001.

     Tamara Tsulaia, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 2,813 shares of common stock on June 1,2001.

     Judith Yannariello Brown, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,375 shares of common stock on June 1,2001.

     Aqing Yao, an employee of the Company, received options to purchase up to 938 shares of common stock on April 1, 2001.

     Hong Liu, an employee of the Company, received options to purchase up to 638 shares of common stock on April 1, 2001.

     Each Employee Stock Option Grant listed below vest at 25% upon the grant date and then an additional 25% per year on the anniversary of the grant date and become fully vested after three years from the date of grant. All options listed below are exercisable, upon vesting, at a price of $0.35 per share for a period of ten years beginning at the grant date.

     Brian Davis, an officer and director of the Company, received options to purchase up to 550,000 shares of common stock on August 25, 2001.

     Michael Davis, an officer of the Company, received options to purchase up to 100,000 shares of common stock on August 25, 2001.

     David Brown, an officer of the Company, received options to purchase up to 120,000 shares of common stock on August 25, 2001.

     Gunther Soraperra, a director of the Company, received options to purchase up to 100,000 shares of common stock on August 25, 2001.

     Tom Kubota, a director of the Company, received options to purchase up to 100,000 shares of common stock on August 25, 2001.

     Judith Yannariello-Brown, an employee of the Company, received options to purchase up to 225,000 shares of common stock on August 25, 2001.

     Nicole L. Prokipishyn, an employee of the Company, received options to purchase up to 225,000 shares of common stock on August 25, 2001.

     Barbara L. Chow, an employee of the Company, received options to purchase up to 75,000 shares of common stock on August 25, 2001.

     N.D. Victor Carsrud, an employee of the Company, received options to purchase up to 75,000 shares of common stock on August 25, 2001.

     Gina L. Barron, an employee of the Company, received options to purchase up to 8,600 shares of common stock on August 25, 2001.


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

                                   Gene-Cell, Inc.

Date: November 12, 2001            By: /s/ Brian R. Davis
                                   --------------------------
                                   President


Date: November 12, 2001            By: /s/ David Brown
                                   ----------------------------
                                   Secretary