Form 10KSB
period 2001-12-31
GENE CELL INC
filed 2002-04-16
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 2001
                                    --------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         ------------    -------------

                       Commission File Number 0-27727
                                              -------

                              GENE-CELL, INC.
                -------------------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                91-1766174
--------------------------------                 --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

  8606 Arranmore Lane, Houston, Texas                               77095
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (281) 461-7996
                                                        ---------------
              Securities registered pursuant to section 12(b)
                         of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act:

                   $.001 par value, common voting shares
                   -------------------------------------
                              (Title of class)

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

The aggregate market value of the issuer's voting stock held as of December 31, 2001, by non-affiliates of the issuer was approximately $1,767,644.

As of April 10, 2002, issuer had 19,653,412 shares of its $.001 par value common stock outstanding.

Transitional Small Business    Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: Form 10-SB

                              Gene-Cell, Inc.
     Annual Report on Form 10-KSB for the Year ended December 31, 2001

--------------------------------------------------------------------------

TABLE OF CONTENTS

--------------------------------------------------------------------------
PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 13

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 14

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 15

ITEM 6    PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . 17

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 19

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 40

PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . 40

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 43

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 43

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 45

PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 46

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 47



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

     The Company employs acceptable scientific methods of research, and their technology has been verified through test results and review both at the Company and at the University of Texas Medical Branch. This work has been presented in university lectures, at gene therapy conferences, and has been published in BLOOD 95:437-444, 2000; Current Opinion in Molecular Therapuetics 2: 412-419, 2000; and most recently in Gene Therapy 9:118-126, 2002. In order to protect its technology, the Company has filed for patent applications on the related technology.

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

Diseases Potentially Treatable by Blood Stem Cell Gene Therapy



Disease             Sickle Cell         a Thalassemia       b Thalassemia
------------------  ------------------  ------------------  ------------------
# of Patients (US)  40,000 - 60,000         100,000 new cases/year worldwide
------------------  ------------------  ------------------  ------------------
Gene Affected       B-globin            a -globin           B -globin
------------------  ------------------  ------------------  ------------------
More Common Gene    Point mutations     Deletions of gene   Point mutations
Defects                                 (-80% of cases)     (-6 mutations
                                        Point mutations     responsible for
                                                            90% of cases in
                                                            each racial group
------------------  ------------------  ------------------  ------------------
Results of Defect   Crescent shaped     Poor oxygen         Crescent shaped
                    red blood cells,    treatment           red blood cells,
                    poor oxygen                             poor oxygen
                    transport heart                         treatment
                    trouble, etc.
------------------  ------------------  ------------------  ------------------
Current Treatment   Blood transfusion   Regular blood       Regular blood
                    Hydroxyurea         transfusions        transfusions
                    therapy             Chelatin therapy    Chelation therapy
------------------  ------------------  ------------------  ------------------
GCI Gene Therapy    Gene repair         Gene Delivery of    Gene repair
Treatment                               a-globin; Gene
                                        repair of point
                                        mutation
------------------  ------------------  ------------------  ------------------
RESULTS             Corrected B-globin  Corrected a-globin  Corrected B-globin in red blood cells  in red blood cells  in red blood cells
------------------  ------------------  ------------------  ------------------

*Thalassemia occurs most frequently in people of Italian, Middle Eastern, African, Greek and Southeast ancestry.

Diseases Potentially Treatable by Muscle/Bone Stem Cell Gene Therapy

                                                Duchenne
                Osteogenesis    Ehlers-Danlos   Muscular         Marfan
Disease         Imperfecta      Syndrome        Dystrophy        Syndrome
--------------  --------------  --------------  --------------   --------------
# of US
Patients US     12,500          50,000          12,500           12,500-25,000
--------------  --------------  --------------  --------------   --------------
Gene Affected   Collagen        Collagen;       Dystrophy        Fibrillin
                                Lysyl
                                hydroxylase
--------------  --------------  --------------  --------------   --------------
More Common     Point           Point           Large            Point
Gene Defects    mutations       mutations       deletions        mutations
                small           small
                deletions       deletions
--------------  --------------  --------------  --------------   --------------
Results of      Brittle         Joint problems  Muscle           Skeletal &
Gene Defect     bones           Extreme         weakening        heart problems,
                Continuous      bruising and    Progressive      Reduced
                fractures/      bleeding        scoliosis        vision
                breaks
--------------  --------------  --------------  --------------   --------------
Current         Ineffective.    None.           Glucocorticoid   None. Surgical
Treatment/      Continued       Continued       therapy          replacement/
Prognosis       surgery and     surgical joint  slows            repair of
                physiotherapy   repair,         progression up   aorta, etc.,
                                bleeding        to 3 years       adrenergic
                                disorders       (only in some    agents
                                                patients)
--------------  --------------  --------------  --------------   --------------
GCI Gene        Gene Repair     Gene Repair     Delivery of      Gene Repair
Therapy                                         dystrophin
Treatment                                       gene
--------------  --------------  --------------  --------------   --------------
RESULTS         Collagen        Collagen or     Normal           Corrected
                corrected:      hydroxylase     dystrophin       fibrillin:
                osteoblasts     corrected:      overrides        eye, skeletal,
                and             osteoblasts     defectives in    and cardiac
                osteoclasts     and             skeletal         muscles
                                osteoclasts     muscle
--------------  --------------  --------------  --------------   --------------

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

Source of Funds
---------------

     Since the beginning of the fourth quarter of fiscal 2001, the Company has not had sufficient funds to continue, in earnest, its ongoing research activities. As a consequence, laboratory operations were suspended in the fourth quarter of fiscal 2001. During the first quarter of fiscal 2002, the Company sold certain equipment it owned as well as laboratory supplies/reagents in order to resolve delinquent payments to equipment leasing companies. The equipment and laboratory supplies were sold to the Malcolm Hewitt Wiener Foundation for $45,000.

      The Company has borrowed approximately $176,726 from shareholders, management, and key employees throughout fiscal 2001, none of which has been re-paid. The borrowed funds have been used for ongoing activities of the Company since October 2001(e.g., fund raising and searching for collaborative partnership opportunities). In addition, management and key employees have continued to work for the Company since October 2001 without cash compensation. The Company's monthly lease expenses for its lab equipment is currently being paid by the Fund for Inherited Disease Research. In exchange for paying these obligations for the Company, the Fund for Inherited Disease Research uses the Company's equipment as needed.

     Although the Company is actively seeking bridge financing and additional funding, it has been unsuccessful in securing such financing and/or funding. The Company is in immediate need of additional capital to continue operations. At the present time, there is no way to predict when, or if, any contributions may be made. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining significant additional funding by the end of the second quarter of 2002, it is unlikely the Company will be able to continue any operations.

     It is customary for biotech companies at a certain stage of research to actively pursue partnerships and/or licensing agreements with larger biopharmaceutical companies. Given the Company's current financial situation, it is seeking such a relationship with another company. The potential relationship referred to is in the early stages of development and there can be no assurance that any relationship will ever fully develop with this company. Future partnership(s)/investment(s) with a pharmaceutical/large biotechnology company, if any, may be centered on one particular disease or a group of related diseases in which said company has clinical and financial interests. Such an arrangement could provide the Company with revenue to further develop the technology required for a particular program, additional scientific and legal expertise, and assistance and guidance through the regulatory processes required prior to beginning clinical trials.

     In addition, licensing agreements and/or partnerships with various pharmaceutical firms relating to gene function studies may result in revenues over the next few years. When possible, royalties could be generated from the sale of pharmaceuticals developed using information gained from the Company's gene modified cells.

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

     Current technology focuses on introducing DNA into stem cells via viruses. To date, viral-based human stem cell gene therapy has demonstrated only marginal success in clinical trials. Further, even if virus-based methods should advance, viruses can carry only about 8,000 base pairs of DNA information into a cell, which thus far, has not been sufficient to successfully correct the defective gene(s) in the most common blood diseases. In contrast, the Company believes its proprietary technology would allow greater than 20,000 base pairs of DNA to be successfully microinjected into each stem cell. It also allows for delivery of enhancing factors such as protein(s) which may be necessary for the successful integration of new DNA information within the existing code of mutations. Gene repair can not be easily accomplished using virus-based delivery systems. The Company believes the microinjection-mediated delivery of specialized small fragments of genetic material, will allow for successful gene repair of stem cells.

Biohazardous Waste
------------------

     While the Company does not produce any biohazardous waste it does work with human blood products that must be handled and disposed of as biohazardous waste. The Company contracts with certified firms to dispose of its human blood products.

Governmental Approval
---------------------

     If the Company is able to continue its research and development, it will seek relationships with major pharmaceutical companies in order to take the technology through the required government regulatory process and FDA approval.

     The Company believes that the short term potential of gene therapy lies in the ex vivo (out of body) genetic modification of cells. In the United States, gene therapy will be regulated by the FDA's Center for Biologic Evaluation and Research ("CBER"). For ex vivo gene therapy, CBER regulation places a statutory emphasis on manufacturing, that is, the genetic modification and processing of cells. To ensure compliance with FDA/CBER regulation, the Company would carry out the ex vivo modification and processing of cells at facilities under its own control.

     Before obtaining regulatory clearance for commercial sale of any potential products or services/therapies under development, the Company would have to demonstrate through preclinical studies and clinical trials that the potential product or service/therapy is safe and effective for use in humans for each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing. Moreover, there can be no assurance that the Company's clinical trials would demonstrate sufficient safety and efficacy to obtain the requisite regulatory clearance or would result in marketable products. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a potential product under development could delay or prevent regulatory approval of the Company's product and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has not yet begun the process of applying for FDA approval. Assuming the Company can obtain sufficient additional funding, before applying for FDA approval the Company anticipates first demonstrating that its technology works in an animal model before initiating clinical trails involving human patients. To do this, the Company will have to attempt to isolate an enriched population of human blood stem cells and introduce, by microinjection (or other technology), a new gene (DNA) into the cells. The Company would then likely transfer the cells into mice lacking a fully developed immune system to show that: 1) the cells survive; 2) the cells adapt to the environment in the new host (engraft); 3) the engrafted cells produce new blood cells for an extended period of time; and 4) the gene introduced into the stem cells functions in the newly produced cells derived from the stem cells.

Research & Development
----------------------

     Provided that additional investment is forthcoming, the Company's research and development efforts will continue to focus on optimization of its technology to achieve the efficiencies of stem cell genetic modification required for clinical application and gene function studies. The Company spent $400,177 in 1998, $386,231 in 1999,$788,883 in 2000, and
$1,069,724 in 2001 on research and development. Any research and development activities in 2002 will require a significant influx of new investment monies. The Company has established working research and development relationships with investigators at several universities and other biotechnology companies.

     The Company believes that gene repair is a powerful technique that exploits the inherent repair capabilities of the cell. The gene repair programs employed by the Company take advantage of a cell's endogenous proteins that protect the integrity of the genome. Several copies of small molecules of DNA carrying the correct sequence for the gene of interest are introduced into the cell via microinjection. These DNAs are highly similar to the region surrounding the genetic mutation, except the introduced DNA contains the corrected DNA sequence. Naturally occurring cellular processes 'cut out' the defective genomic sequence and 'paste in' the corrected sequence, incorporating the corrected region into the genome. The cell's own proteins repair the defect, maintaining the corrected DNA in a natural state and insuring appropriate gene regulation and function.

     The Company also believes that gene repair is best suited to diseases arising from a known minor change in the DNA sequence and that gene repair cannot be easily accomplished with viruses, due to the specialized nature of both the DNA and the repair process. The Company, together with its partners and collaborators, is initially targeting this strategy for the gene therapy of blood disorders. In addition, the Company has obtained exclusive rights to specialized repair molecules, which it is currently assessing for gene therapy of sickle cell disease.

     In 2001, the Company made significant progress in demonstrating significant levels of conversion of normal or healthy b-globin sequence to sickle or unhealthy b-globin sequence in normal blood stem/progenitor cells and their progeny using DNA repair molecules. The blood stem/progenitor cells were microinjected with targeted gene repair molecules designed to introduce the sickle mutation in the b-globin sequence. This demonstration of the normal to sickle conversion was an essential first step in the ultimate utilization of gene repair technology as a genetic therapy. The Company first demonstrated, together with its collaborators, at the University of Texas Medical Branch, Galveston and the University of Delaware, that microinjection-mediated delivery of the 1st generation repair molecules (RNA-DNA hybrids) to human blood stem/progenitor cells achieved genetic conversion rates as high as 10-15% in 11% of experimental samples. Given that as few as 10% normal hematopoietic cells are sufficient to keep patients free of sickle cell disease, the level of conversion achieved in some samples may be of therapeutic benefit in patients with sickle cell disease. These results were published earlier this year in Gene Therapy 9:118-126, 2002.

     In collaboration with investigators at the University of Vermont, the Company demonstrated highly efficient conversion in blood stem/progenitor cells microinjected with Small Fragment Homologous Replacement [SFHR] molecules. These results were reported in the 4th quarter of 2001 at an international scientific conference in Rome, Italy (Genome Medicine: Gene Therapy for the Millennium Conference; Abstract: 'Application of SFHR to gene therapy of monogenic disorders'). The Company devoted significant effort in 2001 in order to demonstrate that the normal to sickle genetic conversion occurs in SFHR microinjected blood stem cells as assayed by transplantation into immune-deficient mice. The promising results obtained from these experiments are presently being written up for scientific publication. The next step in these studies will be demonstrating the sickle to normal globin conversion in defective blood stem/progenitor cells obtained from patients with sickle cell disease.

     In March of 2001, the Company entered an agreement with Technobotics, Inc. ("TI"), a Texas robotics corporation, to combine efforts with TI to research and develop an Automated Microinjection Workstation ("AMW") that will enable rapid and efficient microinjection of cells for clinical and commercial functional genomics applications. The AMW platform represents, to the knowledge of the Company, the best technology available for genetic modification of human blood stem cells. A Phase I prototype has been completed and tested at the Company. In fact, this prototype was critical to the extensive animal experiments referred to above. Significant progress was also made on a Phase II prototype with significant additional capabilities. The Company will share both costs and benefits of such research and development efforts. TI brings expertise in automation and computer vision processing that are vital to the successful development of an AMW.

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

Number of Employees
-------------------

     The Company currently has four Ph.D. trained scientists working as part-time employees. The Company will not consider increasing the part-time employees to a full-time status and/or hiring additional employees in 2002 unless the Company is successful in securing additional funding. Since October 2001, the Company has had insufficient funds to pay salaries or
other cash compensation to its employees.   If the Company is unable to
raise significant additional funds it will not be able to continue to retain the services of its four part-time employees.

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

Item 2.   Description of Property

Property & Facilities
---------------------

     In March of 2002, the Company relocated its laboratory equipment from Houston, Texas to Newtown, Pennsylvania where it will share facilities operated by the Fund for Inherited Disease Research, subject to availability of funds. The Company vacated its facilities located in Houston on or about March 15, 2002, due in part to its lack of funding. The Company is seeking to terminate the remainder of its lease which extends though December 2003.

     The Company leases office equipment at a rate of $1,868 per year through 2002 which lease agreements conclude early in 2003 with $156 due for fiscal year 2003. The Company also leases lab equipment through several leasing agreements for a total of $92,579 in 2001, $160,346 in 2002, and $101,221 in 2003. Most of the agreements expire at various times in 2003 and 2004. The monthly lease expenses for lab equipment is currently being paid by the Fund for Inherited Disease Research, in exchange for the ability of the Fund for Inherited Disease Research to use the equipment as needed.

Patent Applications
-------------------
     The Company owns the following filed patent applications:


     Title                                                      Number
     ---------------------------------                   ------------------
     Nucleic Acid Constructs and                            PCT/US97/24236
     Uses thereof for Direct Nucleic
     Acid Incorporation into Cells

     Method and Device for                                  PCT/US97/23781
     Microinjection of Macromolecules
     Into Non-Adherent Cells

     Short Fragment Homologous                                  60/350,161
     Recombination to Effect Targeted
     Genetic Alterations in Plants

     SFHR- Mediated Targeted Gene                               09/715,504
     Repair and Modification and Uses Thereof

     Single-Stranded End-Capped                                 09/767,775
     Oligonucleotide Mediated Targeted Gene
     Repair and Modification and Uses Thereof

     Nucleic Acid Constructs and Uses             Australian Patent #733715
     Thereof for Direct Nucleic Acid
     Incorporation into Cells

Investment Policies
-------------------
     Currently the Company does not own any real property. In addition, the Company has no intention to purchase any real property at this time. Therefore, the Company does not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of/or interests in persons primarily engaged in real estate activities. The Company, however, may purchases real property if the need arose and sufficient funds were available. These properties would not be pursued for investment purposes. Rather, they will be used to carry out the business of the Company.

Item 3.   Legal Proceedings.

     To the knowledge of the Company, it is not a party to any pending material legal proceedings. To the knowledge of management, no federal, state, or local governmental agency is presently contemplating or proceeding against the Company. To the knowledge of the management, no director, officer or affiliate of the Company or owner of record or beneficiary of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.   Submission of Matters to a Vote of Securities Holders

          None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "GCLL". As of December 31,2001 the Company had approximately 99 shareholders holding 19,653,412 shares of common stock. Of the issued and outstanding common stock approximately 8,821,713 are free trading, the balance are restricted stock as that term is used in Rule 144. The Company has never declared a dividend on its common stock other than a special dividend issued to one investor in 1998.

                                   CLOSING BID         CLOSING ASK

                                   HIGH      LOW       HIGH      LOW
                                   -------   -------   -------   -------
2000
First Quarter                      0.85      0.0625    1.00      0.46
Second Quarter                     0.55      0.25      1.00      0.4375
Third Quarter                      1.6875    0.75      1.9375    0.875
Fourth Quarter                     0.9375    0.495     0.96875   0.5625

2001
First Quarter                      0.59375   0.4375    0.6875    0.5625
Second Quarter                     0.46      0.33      0.5625    0.35
Third Quarter                      0.40      0.13      0.50      0.16
Fourth Quarter                     0.29      0.13      0.37      0.16

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

     The Company has granted the following Options, none of which have been exercised:

     Employee Stock Option Grants
     ----------------------------

     Each Employee Stock Option Grant listed below vests at 33.3% per year after the grant date and becomes fully vested after three years from the grant date. All options listed below are exercisable, upon vesting, at a price of $1.00 for a period of ten years beginning at the grant date.

     Judith Yannariello Brown, an employee of the Company, received options to purchase up to 4,500 shares of common stock on June 25, 1998, up to 4,500 shares of common stock on June 25,1999, and up to 4,200 shares of common stock on June 25, 2000.

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

     Victor Carsrud, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,750 shares of common stock on June 1, 2001.

     Barbara Chow, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,750 shares of common stock on June 1, 2001.

     Brian Davis, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,750 shares of common stock on June 1, 2001.

     Nicole Prokopishyn, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,750 shares of common stock on June 1, 2001.

     Tamara Tsulaia, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 2,813 shares of common stock on June 1, 2001.

     Judith Yannariello Brown, an employee of the Company, received options to purchase up to 3,750 shares of common stock on April 1, 2001 and up to 3,375 shares of common stock on June 1, 2001.

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

     Non-employee Stock Option Grants
     --------------------------------

     Each Stock Option Grant listed below vests immediately at the grant date. All options listed below are exercisable at a price of $1.00 for a period of seven years beginning at the grant date.

     Technobotics, Inc., a Texas corporation, received options to purchase up to 75,000 shares of common stock on March 12, 2001.

Item 6.   Plan of Operations

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

     During the period from inception, December 12, 1996, to December 31, 2001, the Company has not generated any revenue from sales of clinical products and does not expect to generate any material revenue from sales of clinical products for at least two to three years because during such time period management will use substantially all Company resources for further development of its technology, including microinjection tools.

     As of December 31, 2001, the Company had an accumulated deficit of ($4,844,712) funded by paid-in capital. During the year ended December 31, 2000, the Company had an accumulated deficit of ($3,365,974). During the years ended December 31, 2000 and 1999, the Company had losses from operations of ($1,050,306) and ($547,742), respectively. The Company had losses of approximately ($1,478,738) for the year ending December 31, 2001.
 The Company does not expect to make any major capital expenditures in the foreseeable future, but expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance.

     Since the fourth quarter of fiscal 2001, the Company has had insufficient funds to continue its ongoing research and development activities. As a consequence, laboratory operations were suspended in the fourth quarter of fiscal 2001. In fiscal 2001 the Company borrowed approximately $176,726 from shareholders, management, and key employees, none of which have been re-paid. During the first quarter of fiscal 2002, the Company sold certain equipment it owned as well as laboratory supplies/reagents in order to resolve delinquent payments to equipment leasing companies. The equipment and laboratory supplies were sold to the Malcolm Hewitt Wiener Foundation for $45,000.

     There has been a significant reduction in the Company's scientific staff since September 2001 because of the Company's lack of working capital. Since October 2001 the ongoing activities of the Company (e.g. fund raising and searching for collaborative partnership opportunities) have been primarily funded by loans to the Company from management, key employees and through the sale of its equipment. In addition, management and key employees have continued to work for the Company since October 2001 without cash compensation. The monthly lease expense for lab equipment is currently being paid by the Fund for Inherited Disease Research in exchange for the ability for the Fund for Inherited Disease Research to use the equipment as needed.

     Although the Company is actively seeking bridge financing and additional funding, it has been unsuccessful in securing such financing and/or funding. The Company is in immediate need of additional capital to continue operations. At the present time, there is no way to predict when, and if, any contributions may be made. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining significant additional funding by the end of the second quarter of 2002, it is unlikely the Company will be able to continue any operations.

     To the extent the Company is able to raise sufficient funding to continue operations, its capital requirements will depend on numerous factors, including the progress of its research and development programs; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the economic impact of competing technologies; developments and changes arising from the Company's continuing research; and the terms of any new collaborative, licensing and other arrangements that the Company may establish.

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

Item 7.   Financial Statements









                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




                            FINANCIAL STATEMENTS
                   WITH REPORT OF INDEPENDENT ACCOUNTANTS
              for the years ended December 31, 2001 and 2000,
           and for the period from inception, December 12, 1996,
                            to December 31, 2001



































                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                      Page

Report of Independent Accountants                                      1

Financial Statements:

  Balance Sheet as of December 31, 2001                                2

  Statement of Operations for the years ended
    December 31, 2001 and 2000, and for the period
    from inception, December 12, 1996, to December 31,
    2001                                                               3

  Statement of Stockholders' Equity for the years
    ended December 31, 2001 and 2000, and for the
    period from inception, December 12, 1996, to
    December 31, 2001                                                  4

  Statement of Cash Flows for the years ended
    December 31, 2001 and 2000, and for the period
    from inception, December 12, 1996, to
    December 31, 2001                                                  6

Notes to Financial Statements                                          7
































/Letterhead/




                     Report of Independent Accountants
                     ----------------------------------


To the Stockholders and Directors
Gene-Cell, Inc.


We have audited the accompanying balance sheet of Gene-Cell, Inc. (a corporation in the development stage) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception, December 12, 1996, to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gene-Cell, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from inception, December 12, 1996, to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 12, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 12. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Ham, Langston & Brezina, L.L.P.



April 8, 2002
Houston, Texas


                                    -1-

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                               BALANCE SHEET
                             December 31, 2001
                                 __________

     ASSETS
     ------

Current assets:
  Cash and cash equivalents                                         $     -
                                                                    ----------
    Total current assets                                                  -
                                                                    ----------
Laboratory equipment, net                                              307,931
Deposits                                                                 9,605
                                                                    ----------
      Total assets                                                  $  317,536
                                                                    ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Notes payable                                                     $  124,000
  Notes payable to stockholders                                        176,726
  Current portion of capital lease obligations             107,326
  Accounts payable and accrued liabilities                             240,582
                                                                    ----------
    Total current liabilities                                          648,634

Capital lease obligations, net of current portion           74,827
                                                                    ----------
      Total liabilities                                                723,461
                                                                    ----------
Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    shares authorized, 19,653,412 shares issued and
    outstanding                                                         19,653
  Additional paid-in capital                                         4,419,134
  Losses accumulated during the development stage       (4,844,712)
                                                                    ----------
    Total stockholders' deficit                                       (405,925)
                                                                    ----------
      Total liabilities and stockholders' deficit       $  317,536
                                                                    ==========











                          See accompanying notes.
                                    -2-

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                          STATEMENT OF OPERATIONS
             for the years ended December 31, 2001 and 2000 and
   for the period from inception, December 12, 1996, to December 31, 2001
                                 __________

                                       Year Ended    Year Ended   Inception to
                                      December 31,  December 31,  December 31,
                                          2001          2000          2001
                                      ------------  ------------  ------------
Operating, general and administrative
  expenses                            $   377,753   $   227,311   $ 1,288,037
Research and development costs          1,069,724       788,883     3,431,454
                                      ------------  ------------  ------------
     Loss from operations              (1,447,477)   (1,016,194)   (4,719,491)

Interest income                             7,603        15,366        39,826
Interest expense                          (38,864)      (49,478)     (165,047)
                                      ------------  ------------  ------------
Net loss                              $(1,478,738)  $(1,050,306)  $(4,844,712)
                                      ============  ============  ============

Weighted average shares outstanding    19,653,412    17,870,878
                                      ============  ============
Basic and diluted loss
 per common share                     $     (0.08)  $     (0.06)
                                      ============  ============


























                             See accompanying notes.
                                       -3-

                                GENE-CELL, INC.
                   (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
          for the years ended December 31, 2001 and 2000, and for the period from inception, December 12, 1996 to December 31, 2001
                                  __________

                                                                   Losses
                                                              Accumulated
                                 Common Stock      Additional   Subscri-  During the
                           ---------------------      Paid-In     ption   Development
                   Shares     Amount     Capital   Receivable       Stage       Total
               ---------- ---------- -----------  ----------- -----------  ----------

Balance at
 inception,
 December
 12, 1996             -   $      -           -     $      -    $      -    $      -

Shares
 issued as
 compensation
 at a price
 of $0.11       7,500,000      7,500     817,500          -           -       825,000

Recapital-
 ization
 effective
 December
 28, 1996       1,058,412      1,058     (1,058)          -           -           -

Net proceeds
 from a
 private
 placement
 of common
 stock at
 a price of
 $0.11 per
 share, net
 of offering
 costs of
 $49,100        3,500,000      3,500     329,900          -           -       333,400

Net loss,
 as restated          -          -           -            -     (841,139)   (841,139)
               ---------- ---------- -----------  ----------- -----------  ----------
Balance at
 December
 31, 1996      12,058,412     12,058   1,146,342          -     (841,139)     317,261

Proceeds
 from
 private
 placement
 of 100,000
 shares of
 common
 stock at a
 price of
 $1.35 per
 share, net
 of offering
 costs            100,000        100     134,900          -           -       135,000

Net loss              -          -           -            -     (427,527)   (427,527)
               ---------- ---------- -----------  ----------- -----------  ----------
Balance at
 December
 31, 1997      12,158,412     12,158   1,281,242          -   (1,268,666)      24,734

Special
 dividend of
 500,000
 shares of
 common
 stock to a
 stockholder      500,000        500       (500)          -           -           -

Notes payable
 to
 stockholders
 contributed
 as additional
 paid-in
 capital              -          -        77,887          -           -        77,887

Proceeds from
 private
 placement of
 common stock
 at a price of
 $0.25 per
 share          6,120,000      6,120   1,523,880  (1,000,000)         -       530,000

Net loss              -          -           -            -     (499,260)   (499,260)
               ---------- ---------- -----------  ----------- -----------  ----------
Balance at
 December
 31, 1998      18,778,412    $18,778  $2,882,509 $(1,000,000)$(1,767,926)    $133,361

                               See accompanying notes.
                                         -4-



                                   GENE-CELL, INC.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)
                     STATEMENT OF STOCKHOLDERS' EQUITY, Continued
             for the years ended December 31, 2001 and 2000, and for the period from inception, December 12, 1996 to December 31, 2001
                                      __________
                                                                   Losses
                                                              Accumulated
                                 Common Stock      Additional   Subscri-  During the
                           ---------------------      Paid-In     ption   Development
                   Shares     Amount     Capital   Receivable       Stage       Total
               ---------- ---------- -----------  ----------- -----------  ----------
Balance at
 December
 31, 1998      18,778,412   $ 18,778  $2,882,509 $(1,000,000)$(1,767,926)  $  133,361

Receipt of
 subscription
 receivable           -          -           -        500,000         -       500,000

Cancellation
 of shares
 surrendered
 by officer   (1,000,000)    (1,000)       1,000          -           -           -

Net loss              -          -           -            -     (547,742)   (547,742)
               ---------- ---------- -----------  ----------- -----------  ----------
Balance at
 December
 31, 1999      17,778,412     17,778   2,883,509    (500,000) (2,315,668)      85,619

Proceeds from
 private
 placement of
 common stock
 (See Note 7)   1,875,000      1,875   1,498,125          -           -     1,500,000

Receipt of
 subscription
 receivable           -          -           -        500,000         -       500,000

Net loss              -          -           -            -   (1,050,306) (1,050,306)
               ---------- ---------- -----------  ----------- -----------  ----------
Balance at
 December
 31, 2000      19,653,412     19,653   4,381,634          -   (3,365,974)   1,035,313

Stock options
 issued as
 payment to
 a vendor             -          -        37,500          -           -        37,500

Net loss              -          -           -            -   (1,478,738) (1,478,738)
               ---------- ---------- -----------  ----------- -----------  ----------
Balance at
 December
 31, 2001      19,653,412   $ 19,653  $4,419,134  $       -  $(4,844,712)  $(405,925)
               ========== ========== ===========  =========== ===========  ==========

                          See accompanying notes.
                                    -5-

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENT OF CASH FLOWS
            for the years ended December 31, 2001 and 2000, and
   for the period from inception, December 12, 1996, to December 31, 2001
                                 __________

                                           Year Ended    Year Ended    Inception to
                                           December 31,  December 31,  December 31,
                                              2001          2000           2001
                                           ------------  ------------  ------------
Cash flows from operating activities:
  Net loss                                 $(1,478,738)  $(1,050,306)  $(4,844,712)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Common stock and options issued as com-
      pensation or in payment of accounts
      payable                                   37,500          -          862,500
    Depreciation and amortization               96,100        60,289       253,406
    Changes in operating assets and
      liabilities:
      Decrease (increase) in deposits            5,380         3,337        (9,605)
      Increase in accounts payable and
        accrued liabilities                     72,724       157,240       240,582
                                           ------------  ------------  ------------
        Net cash used in
        operating activities                (1,267,034)     (829,440)   (3,497,829)
                                           ------------  ------------  ------------
Cash flows from investing activities:
  Purchase of equipment                        (30,000)         -          (30,000)
                                           ------------  ------------  ------------
        Net cash used in
        investing activities                   (30,000)         -          (30,000)
                                           ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from sale of common stock              -        1,500,000     2,062,500
  Proceeds from collection of subscription
    receivable                                    -          500,000     1,500,000
  Payment of stock offering costs                 -             -          (64,100)
  Proceeds from notes payable                  236,726       213,000       567,613
  Payments on notes payable                    (30,000)     (183,000)     (253,000)
  Payments on capital lease obligations        (51,775)      (87,147)     (285,184)
                                           ------------  ------------  ------------
        Net cash provided by financing
          activities                           154,951     1,942,853     3,527,829
                                           ------------  ------------  ------------
Net increase (decrease) in cash and cash
  equivalents                               (1,142,083)    1,113,413          -

Cash and cash equivalents at beginning of
  period                                     1,142,083        28,670          -
                                           ------------  ------------  ------------
Cash and cash equivalents at end of period $      -      $ 1,142,083   $      -
                                           ============  ============  ============


Supplemental disclosures:
  Cash paid for interest expense           $    31,642   $    49,478   $   157,825
                                           ============  ============  ============

                          See accompanying notes.
                                    -6-
                                GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________

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

                                    Continued
                                       -7-

                                GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________

1.    Organization and Summary of Significant Accounting Policies, continued
      ----------------------------------------------------------------------

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

Loss Per Share
--------------
Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that are outstanding, were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the years ended December 31, 2001 and 2000.

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

Risks and Uncertainties
-----------------------
The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from the Company's plan include, but are not limited to, dependence upon the acceptance of the Company's microinjection technology as a viable therapeutic platform, unforseen difficulties that may be encountered in obtaining sources of debt or equity funding and unforseen technologies or strategies employed by established biotechnology or pharmaceutical companies that could render our technology obsolete.






                                    Continued
                                       -8-


                                GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------

Recently Issued Pronouncements
------------------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disagregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 141 and SFAS No. 142 is not expected to have any impact on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have any impact on the Company's results of operations or financial position.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.


2.   Laboratory Equipment
     --------------------
Laboratory equipment at December 31, 2001 consisted of the following:

                                                      Accumulated
                                          Cost       Depreciation        Net
                                      ------------   ------------   ------------
       Laboratory equipment acquired
         under capital leases           $   94,000     $   18,800     $   75,200
       Laboratory equipment                468,721        235,990        232,731
                                       -----------   ------------   ------------
                                        $  562,721     $  254,790     $  307,931
                                       ===========   ============   ============

                                    Continued
                                       -9-

                                GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________

3.   Notes Payable
     -------------
Notes payable at December 31, 2001 consisted of the following:

Note payable to a bank under a $60,000 revolving
  line of credit, bearing interest at 11.75% per
  year and due on demand.  This line of credit is
  collateralized by the guarantees of certain
  primary stockholders.                                          $   60,000

Note payable to an equipment manufacturer bearing
  interest at 10% per year and due upon demand.
  This note is collateralized by certain labora-
  tory equipment purchased with the proceeds.                        64,000
                                                                 ----------
    Total    $  124,000
                                                                 ==========
4.           Notes Payable to Stockholders
             -----------------------------
Notes payable to stockholders of $176,726 at December 31, 2001 consisted of amounts due for cash advanced to the Company under informal loan agreements. These loans bear interest at rates ranging from 7.0% to 9.0%, are due upon demand, and are uncollateralized.

5.           Accounts Payable and Accrued Liabilities
             ----------------------------------------
Accounts payable and accrued liabilities at December 31, 2001 consisted of the following:
               Accounts payable                                  $  152,765
               Accrued salaries                                      62,000
               Accrued interest                                       7,222
               Other accrued liabilities                             18,595
                                                                 ----------
                 Total                                           $  240,582
                                                                 ==========
6.           Income Taxes
             ------------
The composition of deferred tax assets and the related tax effects at December 31, 2001 were as follows:

             Liability
             ---------
               Book vs. tax basis of capital lease assets        $  (19,607)

             Asset
             -----
               Benefit from carryforward of net operating loss    1,353,972

               Less valuation allowance                          (1,334,365)
                                                                 ----------
                 Net deferred tax asset                          $     -
                                                                 ==========

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                    Continued
                                      -10-

                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


6.           Income Taxes, continued
             -----------------------

                                           2001                          2000

                                             Percentage               Percentage
                                             Of Pre-Tax               of Pre-Tax
                                    Amount         Loss      Amount         Loss
                               -----------  ----------- -----------  -----------
       Benefit for income tax at
         federal statutory rate $  502,771        34.0%  $  357,104        34.0%

       Increase in valuation
         allowance               (502,771)       (34.0)   (357,104)       (34.0)
                               -----------  ----------- -----------  -----------
         Total                  $     -            -  %  $     -            -  %
                               ===========  =========== ===========  ===========

At December 31, 2001, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $3,900,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2021. The benefit from utilization of net operating loss carryforwards incurred prior to December 28, 1996 was significantly limited in connection with a Company merger. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that approximately $100,000 of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes that occurred in 1996.

7.   Common Stock
     ------------
During 2000, the Company sold 1,875,000 equity units to certain individuals and trusts (the "Investors") under a private placement agreement for $0.80 per unit. Each unit consisted of one share of the Company's common stock and a warrant to acquire one share at an exercise price of $2.00 per share for a five-year term. The total proceeds raised in the private placement were $1,500,000. In addition to the 1,875,000 shares and 1,875,000 warrants issued to the Investor, the Company also issued 80,000 warrants with an identical exercise price and term to two individuals for fund raising efforts.

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

During 1997, the Company issued 100,000 shares of common stock to an individual for $1.50 per share. Sales of the Company's stock during 1998 were all priced at $0.25 per share and Company management made the decision to issue the investor an additional 500,000 shares of the Company's common stock to equalize his share price with 1998 investors. The issuance of the additional shares has been treated as a special dividend to the stockholder in the statement of stockholders' equity.

                                    Continued
                                      -11-
                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________

8.   Stock Warrants
     --------------
Following is a summary of stock warrant activity during the year ended December 31, 2001:

                                         Number of       Exercise       Weighted
                                          Shares          Price    Average Price
                                     -------------  -------------  -------------
     Warrants outstanding at
       December 31, 1999                      -          $   -         $   -
       Issued                            1,955,000       $2.00         $2.00
       Cancelled                              -              -             -
       Exercised                              -              -             -
                                     -------------
     Warrants outstanding at
       December 31, 2000                 1,955,000       $2.00         $2.00

       Issued                                 -              -             -
       Cancelled                              -              -             -
       Exercised                              -              -             -
                                     -------------
     Warrants outstanding at
       December 31, 2001                 1,955,000       $2.00         $2.00
                                     =============

The weighted average fair value of warrants issued during the year ended December 31, 2000 was $0.21.

9.   Lease Commitments
     -----------------
The Company acquired certain office and laboratory equipment under leases accounted for as capital leases. The Company's capital lease obligations generally have three year terms and are guaranteed by certain stockholders/officers of the Company.

The Company leases office and laboratory facilities and certain office equipment under operating leases. The Company's lease for office and laboratory space was renewed in October 2000 for a three year term and includes a renewal option for an additional three years at the market rate. Rental expense for operating leases was $25,847 and $24,843 during the year ended December 31, 2001 and 2000, respectively.

Minimum lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2001 are summarized as follows:



                                                             Operating Leases
                                                        ------------------------
Year Ended                         Capital   Laboratory      Office
December 31,                        Leases   and Office   Equipment        Total
                               -----------  ----------- -----------  -----------
   2002                         $  136,367   $   23,979  $    1,868   $  162,214
   2003                             77,242       23,979         156      101,377
   2004                              5,916         -           -            -
                               -----------  ----------- -----------  -----------
Total minimum leases               219,525   $   47,958  $    2,024   $  263,591
                               ===========  =========== ===========  ===========
Less amount representing
  interest                        (37,372)

Present value of minimum
  lease payments                   182,153

Less current portion             (107,326)
                               -----------
Long-term portion               $   74,827
                               ===========

                                    Continued
                                      -12-

                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________

10.  Employee Benefit Plans
     ----------------------
Simplified Employee Pension Plan
--------------------------------
Effective August 1997, the Company adopted a defined contribution Simplified Employee Pension plan that covers substantially all Company employees. Under the Plan, employees may contribute, on a tax deferred basis, up to 15% of their compensation; however, annual employee contributions may not exceed $6,000. During the year ended December 31, 2001 and 2000, the Company matched deferrals of up to 3% of compensation. Company contributions to the Plan are discretionary and totaled $8,719 and $5,046 for the years ended December 31, 2001 and 2000, respectively.

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

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 5% and 6%, respectively; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 100% and 70%, respectively; and a weighted-average expected life of the options of 5 years.

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






                                    Continued
                                      -13-
                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________

10.  Employee Benefit Plans, continued
     ---------------------------------

The Company has adopted the 1998 Stock Option Plan (the "Option Plan") under which stock options for up to 2,500,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Option Plan is designed to attract and reward key executive personnel. At December 31, 2001, the Company had granted options for 1,725,858 of the 2,500,000 shares of common stock reserved for issuance under the Option Plan.

Stock options granted pursuant to the Option Plan expire not more than ten years from the date of grant and typically vest over three years, with 33% vesting after one year and 33% vesting after each of the two succeeding years. During 2001 and 2000, all of the options granted by the Company were granted at option prices in excess of the fair market value of the common stock at the date of grant.

For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma net loss and basic and dilutive net loss per share for the year ended December 31, 2001 and 2000 are as follows:

                                                          2001          2000
                                                      ------------  ------------
Net loss, as reported                                 $(1,478,738)  $(1,050,306)

Proforma net loss                                     $(1,585,743)  $(1,052,290)

Basic and diluted net loss per common
  share, as reported                                  $     (0.08)  $     (0.06)

Proforma basic and diluted net loss
  per common share                                    $     (0.08)  $     (0.06)

A summary of the Company's stock option activity and related information for the years ended December 31, 2001 and 2000 follows:

                                         Number of                      Weighted
                                            Shares                       Average
                                             Under         Exercise     Exercise
                                           Options            Price        Price
                                       -----------  ---------------  -----------
Outstanding-December 31, 1999               16,296            $1.00        $1.00
Granted                                      8,400            $1.00        $1.00
Exercised                                      -
Forfeited                                      -
                                       -----------
Outstanding-December 31, 2000               24,696            $1.00        $1.00

Granted                                  1,701,162   $0.35 to $1.00        $0.40
Exercised                                      -
Forfeited                                      -
                                       -----------
Outstanding-December 31, 2001            1,725,858   $0.35 to $1.00        $0.41
                                       ===========
The weighted-average fair value of options granted during the years ended
December 31, 2001 and 2000 was approximately $0.21 and $0.30, respectively.
                                    Continued
                                      -14-
                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________

10.  Employee Benefit Plans, continued
     ---------------------------------
Stock Option Plan, continued
----------------------------
A summary of outstanding stock options at December 31, 2001, follows:

                                         Remaining
                                       Contractual
Number of Shares    Expiration Date   Life (Years) Exercise Price
----------------    ---------------   ------------ --------------
Exercisable at December 31, 2001:

     75,000              March 2008            6.3          $1.00
      8,144               June 2008            6.5          $1.00
      8,152               June 2009            7.5          $1.00
      5,600               June 2010            8.5          $1.00
      8,485              April 2011            9.3          $1.00
      7,369               June 2011            9.5          $1.00
    394,650             August 2011            9.6          $0.35

Non-exercisable at December 31, 2001:

      2,800               June 2010            8.5          $1.00
     16,970              April 2011            9.3          $1.00
     14,738               June 2011            9.5          $1.00
  1,183,950             August 2011            9.6          $0.35
 ----------
  1,725,858
 ==========

11.  Related Party Transactions
     --------------------------
During the year ended December 31, 2001, certain stockholders/officers made loans to the Company totaling $176,726 (See Note 4). Certain stockholders/officers also guarantee various note agreements and capital lease obligations (See Notes 3 and 9).

During the year ended December 31, 2000, certain stockholders made loans to the Company totaling $130,000. These notes bore interest at 9% per year and were fully repaid when the Company completed a $1,500,000 private placement in December 2000.

During the year ended December 31, 1997, the Company entered into a $7,876 capital lease transaction for certain laboratory equipment, with an officer/stockholder of the Company. The lease bears interest at an effective annual rate of 18% per year and is due in monthly payments of $200 through November 2002. During each of the years ended December 31, 2001 and 2000, the Company made or accrued lease payments under this lease of $2,400.

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

                                    Continued
                                      -15-

                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________

11.  Related Party Transactions, continued
     -------------------------------------

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

12.  Going Concern Considerations
     ----------------------------
Since its inception, as a development stage enterprise, the Company has not generated any revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the years ended December 31, 2001 and 2000, the Company incurred net losses of $(1,478,738) and $(1,050,306), respectively, and negative cash flows from operations of $(1,267,034) and $(829,440), respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to address its liquidity problem, during 2000 management issued 1,875,000 shares of its common stock to the Investors under a private placement agreement. The funds received in that private placement sustained the Company until the third quarter of 2001. Since that time, the Company has relied upon loans from officers/stockholders and employees to sustain its operations. Payments on trade accounts payable have been delayed while the Company attempts to complete another private placement of its common stock.

Management will seek to leverage the Company's comprehensive non-viral gene modification/repair platform in order to establish strategic alliances with leading biotechnology and pharmaceutical companies. Management eventually plans, as its research and development progresses, to seek a relationship with a major pharmaceutical company in order to take its technology through the required government regulatory process and FDA approval.

There can be no assurances that the Company's current cash reserves will be adequate to sustain its operations, that the Company can raise additional cash through private placement of its common stock, nor that the Company can establish a relationship with a major pharmaceutical company. There can also be no assurances that the Company will ever obtain FDA approval of gene therapeutics based upon its DNA microinjection technology nor that it can attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, as follows:

- The Company's ability to obtain adequate sources of funding to continue the development of its proprietary DNA microinjection technology. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

- The ability of the Company to take its DNA microinjection technology through the required government regulatory process and ultimately obtain FDA approval.

                                    Continued
                                      -16-

                                 GENE-CELL, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________

12.  Going Concern Considerations, continued
     ---------------------------------------

- The ability of the Company to ultimately commercialize gene therapeutics based upon its proprietary DNA microinjection technology and achieve adequate profitability and positive cash flows to sustain its operations.


13.  Non-Cash Investing and Financing Activities
     -------------------------------------------
During the year ended December 31, 2001 and 2000, the Company engaged in certain non-cash investing and financing transactions as follows:

                                                            2001         2000
                                                        -----------  -----------
     Property and equipment acquired
       under capital lease obligations                   $  110,330   $  148,446

     Property and equipment acquired with
       directly related debt                                 64,000            -






                                      -17-

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 9. Directors and Executive Officers, Promoters, and Control Persons; Compliance with section 16(a) of the Exchange Act

                                                            Director or
Name                  Age   Position                        Officer Since
--------------------- ----  ------------------------        --------------
Brian R. Davis        47    President, CEO, Director        January 1997

David B. Brown        48    Secretary, Director,            January 1997
                            Director of Microinjection
                            Development

Michael R. Davis      48    Treasurer, Director             January 1997

Tom Kubota            61    Chairman of the Board,          January 1997
                            Director

Gunther Soraperra     42    Director                        November 1997

     The following sets forth certain biographical information relating to the Company's Officers and Directors:

     Brian R. Davis, Ph.D., President, CEO, Director.      Dr. Davis is a
co-founder of Gene-Cell. Dr. Davis currently holds the position of Adjunct Associate Professor, Department of Microbiology & Immunology Department of Internal Medicine at the University of Texas Medical Branch ("UTMB"). From 1995 to 2000, Dr. Davis held the position of Associate Professor, Department of Microbiology & Immunology Department of Internal Medicine and Senior Scientist, Sealy Center for Oncology & Hematology also at UTMB. Prior to joining UTMB, Galveston in 1995, Dr. Davis was a Visiting Scholar at the Department of Molecular Microbiology & Immunology at the Johns Hopkins School of Public Health in Baltimore Maryland (1994-1995) and spent nine years as Scientist at the Institute of Cancer Research/ Geraldine Brush Cancer Research Institute in San Francisco, holding the positions of Acting Director and Associate Director(1986-1995). Dr. Davis received his A.B. summa cum laude from Harvard University in 1976, received his Ph.D. from California Institute of Technology in 1980, and conducted his postdoctoral training at the University of California, Irvine from 1982-1986. Dr. Davis has an extensive list of publications in the fields of hematopoiesis and retrovirology.

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

     Tom Kubota, Director, Chairman of the Board.      Mr. Kubota has thirty
years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald. Mr. Kubota is the president of Nanko Corporation which specializes in capital formation services for high technology and natural resource companies. He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies. For the last five years, Mr. Kubota has been primarily engaged in serving as president of Nanko Corporation.

     Gunther Soraperra, Director.      Mr. Soraperra graduated as master in
economics and business administration from the University of Graz, Austria in 1990. He lectured as Professor of Economics and Business Administration at the Academy of Economics in Bludenz, Austria. He has seven years experience in international investments, international commercial transactions, financial advice, and capital management. Prior to his University studies he worked for four years in industry. There he specialized in international sales, marketing and administration. In 1992 Mr. Soraperra founded Eurotrade, an Austrian counseling company in international business. He currently serves as president of Eurotrade and has done so since its inception in 1992. In 2000, Mr. Soraperra took over an international company specializing in sales of crystal.

Significant Employees
---------------------

     Judith I. Yannariello-Brown, Ph.D., Senior Scientist, Project Leader, and
Director of Operations.      Dr. Yannariello-Brown previously held the position
of Adjunct Assistant Professor, Department of Human Biological Chemistry and Genetics, University of Texas Medical Branch (1993-2000), and director of the Hematopoietic Stem Cell Facility, Sealy Center for Oncology and Hematology, UTMB (1997-2000). Prior to this, Dr. Yannariello-Brown was Assistant Professor of Ophthalmology and Visual Sciences, UTMB. Dr. Yannariello-Brown received her B.S. from Rutgers University, received her M.S. at the University of Texas System Cancer Center, Graduate School of Biomedical Sciences, received her Ph.D. at Yale University, and conducted her postdoctoral training at UTMB. Dr. Yannariello-Brown has published extensively in the field of cell- cell and cell-matrix interactions.

     Nicole L. Prokopishyn, Ph.D., Lab Director, Senior Scientist.
     Dr. Prokopishyn joined the Company in 1997 as Research Scientist I after receiving her Ph.D. from the University of Saskatchewan. She previously received her B.Sc. with honors from the University of Saskatchewan (1991).

Dependence Upon Key Personnel
-----------------------------
    The Company has an acute dependence upon certain key members of management and technical personnel. Particular reliance is made on Brian R. Davis, Ph.D. Certain other key personnel have been and will continue to be added on an "as needed" basis to complete the tactical management group. Because of the specialized nature of the Company's business, the Company's ability to achieve success will depend, in part, upon its ability to attract and retain highly qualified people in the areas of management and technology while maintaining relationships with leading research institutions. The loss of Dr. Davis, or other key individuals may adversely affect the Company's business and prospects. At this time, the Company does not carry key man life insurance on any of its employees. Moreover, none of these key personnel has been received cash compensation for services rendered to the Company since
October 2001. It is unclear how much longer the Company will be able to continue to retain the services of these key individuals without an infusion of additional capital.

Family Relationships
--------------------
     Michael R. Davis, Treasurer and Director of the Company, is the brother of Brian R. Davis, President and Director of the Company. Judith I. Yannariello-Brown, Senior Scientist, Project Leader and Director of Operations, is married to David B. Brown, Secretary, director and Director of Microinjection Technology of the Company.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the Company's filing
on Form 10-SB.    Form 4 is to report changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 45 days after the fiscal year end of the Company.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears the following forms were either inadvertantly filed late or are delinquent as of the date of this report: Brian R. Davis, David Brown, Michael Davis, Tom Kubota, and Gunther Soraperra respective Form 4s and Form 5s for 2001.

Item 10.  Executive Compensation

                              SUMMARY COMPENSATION TABLE

                  Annual Compensation                       Long Term Compensation
                  -------------------                       ----------------------
                                                    Awards                  Payouts
                                                    ------                  -------
Name                                       Other    Restr                   All
and                                        Annual   icted                   Other
Principal                           Bonus  Compen   Stock   Options LTIP    Compen
Position          Year   Salary     $      sation   Awards  /SARs   Payout  sation
------------------------------------------------------------------------------------
Brian R. Davis    2001   $178,800   -0-    557,500  -0-     -0-     -0-     -0-
                  (1)                      (2)
President, CEO    2000   $77,329    -0-    -0-      -0-     -0-     -0-     -0-
                  1999   $33,000    -0-    -0-      -0-     -0-     -0-     -0-

David B. Brown    2001   $26,321    -0-    122,297  -0-     -0-     -0-     -0-
                                           (2)
Secretary         2000   $29,450    -0-    -0-      -0-     -0-     -0-     -0-
                  1999   $28,048    -0-    -0-      -0-     -0-     -0-     -0-

Michael R. Davis  2001   $12,000    -0-    100,000  -0-     -0-     -0-     -0-
                                           (2)
Treasurer         2000   $36,000    -0-    -0-      -0-     -0-     -0-     -0-
                  1999   -0-        -0-    -0-      -0-     -0-     -0-     -0-

     The Company provided an employee benefits program for its full time employees which included Medical/Dental/Life Insurance and a simple IRA with matching funds of up to 3% of salary through September of 2001. Neither of these programs are currently in place due to absence of funds.

(1) The Company paid Mr. Davis $128,800 in cash.  He is still due $50,000.

(2) This number reflects stock options granted with an exercise price between $0.35 and $1.00 vesting over the next three years with an expiration date in approximately 2011. None of the options have been exercised as of the date of this report.

Compensation of Directors

     Tom Kubota and Gunther Soraperra each received a stock option grant of 100,000 shares in fiscal 2001. These options have an exercise price of $.35and are currently 25% vested. There are however, no compensation plans in place for directors of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangement

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of December 31, 2001, the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 19,653,412 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.
                                     43


Title of    Name and Address of         Amount and Nature of     Percentage
Class       Beneficial Owner            Beneficial Ownership(2)  of Class
----------  -------------------         -----------------------  ----------
Common      Brian R. Davis (1)(3)         2,200,450              11.20%
            8606 Arranmore Lane
            Houston, TX 77095

Common      David B. Brown (1)(4)         1,371,515               6.98%
            1111 W. Main St., #504,
            League City, TX 77573

Common      Michael R. Davis (1)(5)         875,000               4.45%
            22681 Sweet Meadow Lane,
            Mission Viejo, CA 92692

Common      Tom Kubota (1)(6)                25,000                0.13%
            6 Thomas Irvine,
            California 92618

Common      Gunther Soraperra (1)(7)        425,000               2.16%
            Arlbergstrasse 119
            A-6751 Braz Austria

Common      Amafin Trust                  2,600,000              13.23%
            c/o ATV
            Aeulestr. 5
            FL 9490 Vaduz
            Liechtenstein

Common      Auric Stiftung                1,500,000               7.63%
            c/o ATV
            Aeulestr. 5
            FL 9490 Vaduz
            Liechtenstein

Common      Eurifa Anstalt                1,600,000               8.14%
            Meierhofstrasse 121
            Triesen, FL-9495
            Liechtenstein

Common      Spezial Transport AG          1,620,000               8.24%
            Manfred Heeb
            Meierhofstrasse 21
            FL-9495 Triesen
            Liechtenstein
--------------------------------------------------------------------------

Common      Officers, Directors and       4,896,965              24.92%
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

(3) This number reflects shares held by B.R. Davis Investment Ltd. which holds approximately 1,879,000 shares and B.R. Davis IRA c/o Trust Co. of America which holds approximately 179,000 shares. This number also includes stock options, that have or will vest in the next 60 days, to purchase up to 142,450 shares.

(4) This number reflects stock options, that have or will vest in the next 60 days, to purchase up to 31,515 shares.

(5) This number reflects stock options, that have or will vest in the next 60 days, to purchase up to 25,000 shares.

(6) This number reflects stock options, that have or will vest in the next 60 days, to purchase up to 25,000 shares.

(7) This number reflects stock options, that have or will vest in the next 60 days, to purchase up to 25,000 shares.

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


PART IV

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K- None.


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

2.7        Bylaws                                   Incorporated by
                                                    reference*

6.1        Assignment of Patent, "Method and        Incorporated by
           Device in Microinjection of              reference*
           Macromolecules with Non-Adherent Cells."

6.2        Assignment of Patent, "Nucleic Acid      Incorporated by
           Constructs and Uses thereof for          reference*
           Direct Nucleic Acid Incorporation
           Into Cells.

6.3        Secured Promissory Note                  Incorporated by
                                                    reference*

12         1996 Stock Option Plan                   Incorporated by
                                                    reference*

*Incorporated by reference from the Registrant's registration statement on Form 10-SB, as amended, filed with the Commission, SEC File No. 0-27727.


                                 Signatures

In accordance with the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GENE-CELL, INC.

April 12, 2002                       By: /s/ Brian R. Davis
                                     ------------------------
                                     President

April 12, 2002                       By: /s/ Michael R. Davis
                                     -------------------------
                                     Treasurer





