Form 10QSB
period 2002-03-31
GENE CELL INC
filed 2002-05-21
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
 March 31, 2002                                               0-27727

                              GENE-CELL, INC.
               ---------------------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                91-1766174
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

  8606 Arranmore Lane, Houston, Texas                              77095
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (281) 461-7996
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

As of May 15, 2002, issuer had 19,653,412 shares of its $.001 par value common stock outstanding.









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

PART  I   FINANCIAL INFORMATION

Item 1         Financial Statements








                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




                  UNAUDITED CONDENSED FINANCIAL STATEMENTS
             for the three months ended March 31, 2002 and 2001
           and for the period from inception, December 12, 1996,
                             to March 31, 2002


























                              GENE-CELL, INC.
                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   TABLE OF CONTENTS
                                     __________

                                                                      Page
                                                                      ------

Unaudited Condensed Financial Statements:

     Unaudited Condensed Balance Sheet as of March 31,
       2002 and December 31, 2001                                      2

     Unaudited Condensed Statement of Operations for the
       three months ended March 31, 2002 and 2001, and for
       the period from inception, December 12, 1996, to
       March 31, 2002                                                  3

     Unaudited Condensed Statement of Stockholders' Equity
       for the three months ended March 31, 2002 and 2001,
       and for the period from inception, December 12, 1996,
       to March 31, 2002                                               4

     Unaudited Condensed Statement of Cash Flows for the
       three months ended March 31, 2002 and 2001, and for
       the period from inception, December 12, 1996, to
       March 31, 2002                                                  5

     Notes to Unaudited Condensed Financial Statements                 6
































                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                     UNAUDITED CONDENSED BALANCE SHEET
                    March 31, 2002 and December 31, 2001
                                 __________

                                                        March 31,   December 31,
                                                          2002          2001
     ASSETS                                            (Unaudited)     (Note)
     ------                                           ------------  ------------
Current assets:
  Cash and cash equivalents                           $      2,059  $     -
                                                      ------------  ------------
    Total current assets                                     2,059        -

Laboratory equipment, net                                  250,010       307,931
Deposits                                                    -              9,605
                                                      ------------  ------------
      Total assets                                    $    252,069  $    317,536
                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Notes payable                                       $    124,000  $    124,000
  Notes payable to stockholders                            206,135       176,726
  Current portion of capital lease obligations             107,294       107,326
  Accounts payable and accrued liabilities                 313,151       240,582
                                                      ------------  ------------
    Total current liabilities                              750,580       648,634

Capital lease obligations,
net of current portion                                      52,472        74,827
                                                      ------------  ------------
      Total liabilities                                    803,052       723,461
                                                      ------------  ------------
Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    shares authorized, 19,653,412 shares issued and
    outstanding                                             19,653        19,653
  Additional paid-in capital                             4,419,134     4,419,134
  Losses accumulated during the development stage      (4,989,770)   (4,844,712)
                                                      ------------  ------------
    Total stockholders' deficit                          (550,983)     (405,925)
                                                      ------------  ------------
      Total liabilities and stockholders' deficit     $    252,069  $    317,536
                                                      ============  ============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




                          See accompanying notes.
                                    -2-
                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF OPERATIONS
           for the three months ended March 31, 2002 and 2001 and
    for the period from inception, December 12, 1996, to March 31, 2002
                                 __________

                                             Three Months  Three Months
                                                 Ended         Ended     Inception to
                                               March 31,     March 31,     March 31,
                                                 2002          2001          2002
                                             ------------  ------------  ------------
Operating, general and administrative
  expenses                                     $   84,413    $  121,455   $ 1,372,450
Research and development costs                     79,339       286,508     3,510,793
                                             ------------  ------------  ------------
     Loss from operations                       (163,752)     (407,963)   (4,883,243)

Interest income                                         -         8,093        39,826
Interest expense                                  (9,326)       (5,281)     (174,373)
Gain on sale of assets                             28,020          -           28,020
                                             ------------  ------------  ------------
Net loss                                      $ (145,058)   $ (405,151)  $(4,989,770)
                                             ============  ============  ============

Weighted average shares outstanding            19,653,412    19,653,412
                                             ============  ============
Basic and diluted loss per common share       $    (0.01)   $    (0.02)
                                             ============  ============























                          See accompanying notes.
                                    -3-
                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
           UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the three months ended March 31, 2002
                                 __________

                                                                Losses
                                                             Accumulated
                                          Common Stock        Additional   During the
                                   -----------------------      Paid-In   Development
                         Shares        Amount     Capital        Stage       Total
                      -----------  ----------- -----------   -----------  -----------

Balance at December
  31, 2001             19,653,412     $ 19,653  $4,419,134  $(4,844,712)  $ (405,925)

Net loss                     -            -           -        (145,058)    (145,058)
                      -----------  ----------- -----------   -----------  -----------
Balance at March 31,
  2002                 19,653,412     $ 19,653  $4,419,134  $(4,989,770)  $ (550,983)
                      ===========  =========== ===========   ===========  ===========
































                          See accompanying notes.
                                    -4-

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
          for the three months ended March 31, 2002 and 2001, and
    for the period from inception, December 12, 1996, to March 31, 2002
                                 __________

                                             Three Months  Three Months
                                                  Ended         Ended    Inception to
                                                March 31,     March 31,     March 31,
                                                 2002          2001          2002
                                             ------------  ------------  ------------
Cash flows from operating activities:
  Net loss                                    $ (145,058)   $ (405,151)  $(4,989,770)
  Adjustments to reconcile net loss to
    net cash used by operating activities          75,230      (60,801)     1,422,113
                                             ------------  ------------  ------------
      Net cash used by operating activities      (69,828)     (465,952)   (3,567,657)
                                             ------------  ------------  ------------
Cash flows from investing activities:
  Purchase of equipment                                 -             -      (30,000)
  Proceeds from sale of equipment                  69,300          -           69,300
                                             ------------  ------------  ------------
      Net cash provided by investing
        activities                                 69,300          -           39,300
                                             ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from sale of common stock                    -             -     2,062,500
  Proceeds from collection of subscription
    receivable                                          -             -     1,500,000
  Payment of stock offering costs                       -             -      (64,100)
  Proceeds from notes payable                      24,974        13,764       592,587
  Payments on notes payable                             -      (43,231)     (253,000)
  Payments on capital lease obligations          (22,387)       (7,382)     (307,571)
                                             ------------  ------------  ------------
        Net cash provided (used) by
         financing activities                       2,587      (36,849)     3,530,416
                                             ------------  ------------  ------------
Net increase (decrease) in cash and cash
  equivalents                                       2,059     (502,801)         2,059

Cash and cash equivalents at beginning of
  period                                             -        1,142,083          -
                                             ------------  ------------  ------------
Cash and cash equivalents at end of period     $    2,059    $  639,282   $     2,059
                                             ============  ============  ============






                          See accompanying notes.
                                    -5-

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


2.   Interim Financial Statements
     ----------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2001 and 2000.
     Accordingly, the Company's audited financial statements should be read in connection with these financial statements.

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

                                 Continued
                                    F-6
                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
     NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                 __________

5.   Income Tax
     ----------
     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

6.   Going Concern Consideration
     ---------------------------
     Since its inception, as a development stage enterprise, the Company has not generated any revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the years ended December 31, 2001 and 2000, the Company incurred net losses of $(1,478,738) and $(1,050,306), respectively, and negative cash flows from operations of $(1,267,054) and $(829,440), respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     In order to address its liquidity problem, during 2000 management issued 1,875,000 shares of its common stock to the Investors under a private placement agreement. These funds received in that private placement sustained the Company until the third quarter of 2001.
     Since that time, the Company has relied upon loans from officers/stockholders and employees to sustain its operations. Payments on trade accounts payable have been delayed while the Company attempts to complete another private placement of its common stock.

     Management will seek to leverage the Company's comprehensive non-viral gene modification/repair platform in order to establish strategic alliances with leading biotechnology and pharmaceutical companies. Management eventually plans, as its research and development progresses, to seek a relationship with a major pharmaceutical company in order to take its technology through the required government regulatory process and FDA approval. As described in Note 7, the Company has obtained assistance in payment of its monthly equipment lease expenses by the Fund for Inherited Disease Research.

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

                                 Continued
                                    F-7
                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                 __________


6.   Going Concern Consideration, continued
     ----------------------------
     - The ability of the Company to ultimately commercialize gene therapeutics based upon its proprietary DNA microinjection technology and achieve adequate profitability and positive cash flows to sustain its operations.

7.   Gain on Sale of Assets
     ----------------------

     During the three months ended March 31, 2002, the Company sold certain laboratory equipment and supplies to the Malcom Hewitt Weiner Foundation ("MHWF"). The laboratory equipment and supplies, which had an original cost of approximately $257,000, were sold for $45,000 and the Company recognized a gain on the sale of $28,030; the MHWF also paid the Company $15,000 for the relocation of purchased equipment and equipment leased by the Company to Newtown, Pennsylvania. The proceeds from the sale were used primarily to pay certain delinquent capital lease obligations. In a separate transaction, the Company sold certain laboratory equipment for $9,300 and recognized no gain or loss on the transaction.

     In March 2002, the Company relocated its laboratory equipment from Houston, Texas to Newton, Pennsylvania, where it will share facilities operated by the Fund for Inherited Disease Research, subject to availability of funds. The monthly leases for lab equipment are currently being paid by the Fund for Inherited Disease Research, in exchange for the ability of the Fund for Inherited Disease Research to use the equipment as needed.


















                                    F-8



Item 2    Plan of Operation

          For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-
QSB.

          Gene-Cell, Inc.(the "Company"), is a Nevada corporation involved in biopharmaceutical research. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts.

Source of Funds
---------------
          Since the beginning of the fourth quarter of fiscal 2001, the Company has not had sufficient funds to continue its ongoing research activities.
As a consequence, laboratory operations were suspended in the fourth quarter of fiscal 2001. During the first quarter of fiscal 2002, the Company sold certain equipment it owned as well as laboratory supplies/reagents in order to resolve delinquent payments to equipment leasing companies. The equipment and laboratory supplies were sold to the Malcolm Hewitt Wiener Foundation for approximately $45,000.

           The Company has borrowed approximately $206,135 from shareholders, management, and key employees throughout fiscal 2001 and 2002, none of which has been re-paid. The borrowed funds have been used for ongoing activities of the Company since October 2001(e.g., fund raising and searching for collaborative partnership opportunities). In addition, management and key employees have continued to work for the Company since October 2001 without cash compensation. The Company's monthly lease expenses for its lab equipment is currently being paid by the Fund for Inherited Disease Research. In exchange for paying these obligations for the Company, the Fund for Inherited Disease Research uses the Company's equipment as needed.

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

Results of Operations
---------------------
          During the period from inception, December 12, 1996, to March 31, 2002, the Company has not generated any revenue from sales of clinical products and does not expect to generate any material revenue from sales of clinical products for at least two to three years because during such time period management will use substantially all Company resources for further development of its technology, including microinjection tools.

          As of March 31, 2002, the Company had an accumulated deficit of ($4,989,770) funded by paid-in capital. During the quarter ended March 31, 2002, the Company had losses from operations of ($145,058) compared to losses in the same quarter of 2001 of ($405,151). The decrease is do to an effort to scale back research and development activities including a reduction in workforce.
                                     9
          The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2002, the Company expects to remain scaled back in an attempt to minimize monthly expenditures while it continues to seek additional funding. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all.

          The Company currently has four Ph.D. trained scientists working as part-time employees. The Company does not anticipate increasing part-time employees to a full-time status and/or hiring additional employees in 2002 unless the Company is successful in securing additional funding. Since October 2001, the Company has had insufficient funds to pay salaries or
other cash compensation to its employees.   If the Company is unable to
raise significant additional funds it is unlikely they will be able to retain the services of its four part-time employees.

          In February of 2002 the Company entered an agreement with the Princeton/Houston Management/Scientific Team (PHMST) consisting of recognized scientific/medical/business development experts located in Princeton, New Jersey and Houston, Texas. In exchange for services rendered and to be rendered by PHMST, the Company agreed to grant PHMST options to purchase 8,850,000 shares of common stock of the Company at a
price of $0.20.   2,505,000 of these options were to vest immediately and
the remaining 6,345,000 were to vest at certain milestones. In March of 2002 PHMST decided not to participate with the Company mainly due to it's inability to raise sufficient funding. As PHMST has made this decision, the Company and PHMST are currently negotiating the number of options to be granted pursuant to services already rendered.

          The report from the Company's independent accountants includes an explanatory paragraph that describes substantial doubt concerning the ability of the Company to continue as a going concern, without continuing additional contributions to capital. The Company expects to incur losses for the foreseeable future due to the significant costs associated with research and development activities which will be necessary for further development of applications for the Company's microinjection therapy. See "Financial Statements - Report of Independent Accountants".

PART II   OTHER INFORMATION

Item 1         Legal Proceedings

               None.

Item 2         Changes in Securities

Recent Sales of unregistered securities.

          No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

          The following securities, which were not registered under the Securities Act of 1933 were issued during the first quarter of fiscal year 2002:

               None.

Item 3         Defaults Upon Senior Securities

               None.

                                     10
Item 4         Submission of Matters to a Vote of Security Holders

               None.

Item 5         Other Information

          Tom Kubota, the Chairman of the Company's Board of Directors, resigned during the second quarter of fiscal 2002. The vacancy created by Mr.
Kubota's resignation will be filled in accordance with the Company's
Bylaws.


Item 6         Exhibits and Reports on Form 8-k

          (a) Exhibits - None.

          (b) Reports on Form 8-k - No reports on Form 8-k were filed during the quarter.




                                     11


                                 Signatures

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Gene-Cell, Inc.

Date: May 20, 2002                      By: /s/ Brian R. Davis
                                             --------------------------
                                             President


Date: May 20, 2002                      By: /s/ David Brown
                                             ----------------------------
                                             Secretary