Form 10QSB
period 2002-06-30
GENE CELL INC
filed 2002-08-23
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                              Commission File Number:
   June 30, 2002                                              0-27727

                              GENE-CELL, INC.
                             _________________
               (Name of small business issuer in its chapter)

      Nevada                                                91-1766174
_______________________________                  __________________________
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

   8606 Arranmore Lane, Houston, Texas                              77095
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code:     (281) 461-7996
                                                    _______________________

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

As of August 14, 2002, the issuer had 446,228 shares of its $.001 par value common stock outstanding.








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

PART  I   FINANCIAL INFORMATION

Item 1    Financial Statements


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________


                  UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 as of June 30, 2002 and December 31, 2001 and for the three months and six months ended June 30, 2002 and 2001, and for the period from inception, December 12, 1996,
                              to June 30, 2002
                                (Unaudited)


                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                      Page
                                                                     ______
Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of June 30, 2002
    and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . .4

  Unaudited Condensed Statement of Operations for the. . . . . . . . . . .5
    three months and six months ended June 30, 2002 and
    2001, and for the period from inception, December 12,
    1996, to June 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . .6

  Unaudited Condensed Statement of Stockholders' Deficit
    for the six months ended June 30, 2002 . . . . . . . . . . . . . . . .

  Unaudited Condensed Statement of Cash Flows for the six
    months ended June 30, 2002 and 2001, and for the period
    from inception, December 12, 1996, to June 30, 2002. . . . . . . . . .7

Notes to Unaudited Condensed Financial Statements. . . . . . . . . . . . .8


                                       GENE-CELL, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   CONDENSED BALANCE SHEET
                             June 30, 2002 and December 31, 2001
                                        __________

                                                        June 30,    December 31,
                                                          2002          2001
                                                      ------------  ------------
     ASSETS                                            (Unaudited)      (Note)
     ------
Current assets:
  Cash and cash equivalents                          $         338 $        -
                                                      ------------  ------------
    Total current assets                                       338          -
                                                      ------------  ------------
Laboratory equipment, net                                  233,369       307,931
Deposits                                                      -            9,605
                                                      ------------  ------------
      Total assets                                   $     233,707 $     317,536
                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                      $     124,521 $     124,000
  Notes payable to stockholders                               -          176,726
  Current portion of capital lease obligations              84,872       107,326
  Accounts payable and accrued liabilities                 234,896       240,582
                                                      ------------  ------------
    Total current liabilities                              444,289       648,634

Capital lease obligations, net of current portion           24,490        74,827
                                                      ------------  ------------
      Total liabilities                                    468,779       723,461
                                                      ------------  ------------
Commitment and contingencies

Stockholders' deficit:
 Common stock, $.001 par value, 100,000,000 shares
  shares authorized, 28,998,812 and 19,653,412 shares
  issued and outstanding at June 30, 2002 and
  December 31, 2001, respectively                           28,999        19,653
  Additional paid-in capital                             5,623,726     4,419,134
  Losses accumulated during the development stage      (5,887,797)   (4,844,712)
                                                      ------------  ------------
    Total stockholders' deficit                          (235,072)     (405,925)
                                                      ------------  ------------
      Total liabilities and stockholders' deficit    $     233,707 $     317,536
                                                      ============ =============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          See accompanying notes.

                                       GENE-CELL, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                         UNAUDITED CONDENSED STATEMENT OF OPERATIONS
           for the three months and six months ended June 30, 2002 and 2001 and for the period from inception, December 12, 1996, to June 30, 2002
                                        __________

                            Three       Three         Six         Six
                           Months      Months       Months      Months      Inception
                            Ended       Ended       Ended        Ended         to
                          June 30,    June 30,     June 30,    June 30,     June 30,
                            2002        2001         2002        2001         2002
                        ----------- -----------  ----------- -----------  -----------

Operating, general
 and Administrative
 expenses, except
 consulting expense    $     54,940 $   129,405 $    139,353 $   250,860   $1,427,390
Consulting expense          860,850        -         860,850        -         860,850
Research and
 development costs            -         311,755       79,339     598,263    3,510,793
                        ----------- -----------  ----------- -----------  -----------
  Loss from
   operations             (915,790)   (441,160)  (1,079,542)   (849,123)  (5,799,033)

Interest income               -           2,026        -          10,119       39,826
Interest expense           (18,368)     (9,940)     (27,694)    (15,221) (192,741)
Gain on sale of
 assets                       -           -           28,020       -           28,020
Rent income                  36,131       -           36,131       -           36,131
                        ----------- -----------  ----------- -----------  -----------
Net loss                 $(898,027)  $(449,074) $(1,043,085)  $(854,225) $(5,887,797)
                        =========== ===========  =========== ===========  ===========
Weighted
 average shares
  outstanding            26,636,788  19,653,412   23,164,391  19,653,412
                        =========== ===========  =========== ===========
Net loss per common
  share                $     (0.03) $    (0.02) $     (0.05) $     0.04)
                        =========== ===========  =========== ===========

















                          See accompanying notes.

                              GENE-CELL, INC.

                  (A CORPORATION IN THE DEVELOPMENT STAGE)

           UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                   For the six months ended June 30, 2001
                                 __________

                                                                 Losses
                                                              Accumulated
                                      Common Stock             Additional  During the
                                      --------------------       Paid-In   Development
                              Shares    Amount      Capital      Stage         Total
                           ---------------------------------------------------------
Balance at
December 31, 2001          19,653,412 $  19,653 $  4,419,134 $(4,844,712)  $(405,925)

Notes payable converted
 to common stock            4,845,400     4,846      245,742       -          250,588

Common stock issued in
 exchange for consulting
 services                   4,500,000     4,500      430,500       -          435,000

Stock options issued in
 exchange for accrued
 compensation                   -          -         102,500        -         102,500

Stock options issued in
 exchange for consulting
 services                       -          -         425,850        -         425,850

Net loss                        -          -           -      (1,043,085)  (1,043,085)
                           ---------------------------------------------------------
Balance at June 30,
  2002                     28,998,812 $  28,999 $  5,623,726 $(5,887,797)  $(235,072)
                           =========================================================





                          See accompanying notes.

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
            for the six months ended June 30, 2001 and 2000, and
     for the period from inception, December 12, 1996, to June 30, 2001
                                 __________

                                              Six Months    Six Months   Inception
                                                 Ended         Ended         to
                                               June 30,      June 30,      June 30,
                                                 2002          2001          2002
                                             -------------              -------------       -------------
Cash flows from operating activities:
 Net loss                                    $(1,043,085) $   (854,225) $ (5,887,797)
 Adjustments to reconcile net loss to net
  cash used by operating activities               979,304      (84,815)     2,326,187
                                             -------------              -------------       -------------
   Net cash used by operating activities         (63,781)     (939,040)   (3,561,610)
                                             -------------              -------------       -------------
Cash flows from investing activities:
 Purchase of equipment                              -             -          (30,000)
 Proceeds from sale of equipment                   69,300         -            69,300
                                             -------------              -------------       -------------
   Net cash provided by investing
   activities                                      69,300         -            39,300
                                             -------------              -------------       -------------
Cash flows from financing activities:
 Proceeds from sale of common stock                 -             -         2,062,500
 Proceeds from collection of subscription
  receivable                                        -             -         1,500,000
 Payment of stock offering costs                    -             -          (64,100)
 Proceeds from notes payable                       67,610        13,764       635,223
 Payments on notes payable                          -          (43,764)     (253,000)
 Payments on capital lease obligations           (72,791)      (24,459)     (357,975)
                                             -------------              -------------       -------------
   Net cash provided (used) by financing
   activities                                     (5,181)      (54,459)     3,522,648
                                             -------------              -------------       -------------
Net increase (decrease) in cash and cash
  equivalents                                         338     (993,499)           338
                                             -------------              -------------       -------------
Cash and cash equivalents at beginning of
  period                                           -          1,142,083       -
                                             -------------              -------------       -------------
Cash and cash equivalents at end of period   $        338 $     148,584 $         338
                                             =============              =============       =============



                                   See accompanying notes.

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

2.   Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

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

                                 Continued

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                 __________
4.   Estimates
     ---------

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

6.   Stockholders' Equity
     --------------------

     During the six months ended June 30, 2002, the Company issued shares of its common stock and stock options to convert debt to equity, to acquire services and to compensate employees as follows:

     During the year ended December 31, 2001 and the quarter ended March 31, 2002, the Company accrued, but was unable to pay, compensation to an officer/stockholder and to a company employee totaling $102,500. In April 2002 the Company reached an agreement to issue 2,050,000 stock options exercisable at $0.05 per share for ten years in payment of the accrued compensation.

     In February 2002 the Company entered an agreement with the Princeton/Houston Management/Scientific Team ("PHMST") consisting of recognized scientific/medical/business development experts located in Princeton, New Jersey and Houston, Texas. In exchange for services rendered and to be rendered by PHMST, the Company agreed to grant PHMST options to purchase 8,850,000 shares of common stock of the Company at a price of $0.20. 2,505,000 of these options were to vest immediately and the remaining 6,345,000 were to vest at certain milestones. In March 2002 PHMST decided not to participate further with the Company. As the milestones are no longer achievable, the Company has determined that the 2,505,000 options which vested immediately would be the only compensation awarded under the consulting agreement. The 2,505,000 options granted to the consultants were valued at $425,850 using the Black-Scholes option pricing model.

                                 Continued

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                 __________

6.   Stockholders' Equity, continued
     ---------------------

     During the quarter ended March 31, 2002, the Company entered into an agreement with a consulting firm to assist the Company in fund raising and investor relations activities in exchange for 1,500,000 freely trading shares of the Company's common stock. A major stockholder of the Company agreed to provide 2,000,000 freely trading shares in exchange for 4,500,000 shares, restricted under rule ______________. The 4,500,000 shares that the Company issued to the major stockholder were valued at $0.03 to $0.13 market price of the common stock on the date of various transactions involving the major stockholder that provided the freely trading shares. The consulting firm's activities did not result in any financing for the Company within the first three months of the agreement, and management believes that the consulting firm did not perform in accordance with the term of their contract; however, the financial position of the Company has prevented the undertaking of legal actions. During the quarter ended June 30, 2002, the Company recognized expense totaling $435,000 related to the issuance of these shares to consultants.

     During the quarter ended June 30, 2002, in order to improve the working capital position of the Company, certain stockholders agreed to convert $250,588 of notes payable and accrued interest to 4,845,000 shares of the Company's common stock. The conversion was based upon the quoted market price at the date the conversion agreement was reached.

     On June 14, 2002, the Company's board of directors approved a 1 for 65 reverse stock split to be effective July 23, 2002. This stock split has not been given effect in these financial statements.




                                 Continued

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

8.   Equipment Rental
     ----------------

     In March 2002, the Company relocated its laboratory equipment from Houston, Texas to Newton, Pennsylvania, where it will share facilities operated by the Fund for Inherited Disease Research (the "Fund"), subject to availability of funds. The monthly leases for lab equipment are currently being paid by the Fund, in exchange for the ability of the Fund to use the equipment as needed. The $36,131 of payments made by the Fund are presented in the accompanying statement of operations as equipment rental.

9.   Non-Cash Investing and Financing Activities
     -------------------------------------------

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

Source of Funds
---------------

     Since the beginning of the fourth quarter of fiscal 2001, the Company has not had sufficient funds to continue its ongoing research activities. As a consequence, laboratory operations were suspended in the fourth quarter of fiscal 2001. During the first quarter of fiscal 2002, the Company sold certain equipment it owned as well as laboratory supplies/reagents in order to resolve delinquent payments to equipment leasing companies. The equipment and laboratory supplies were sold to the Malcolm Hewitt Wiener Foundation for approximately $45,000. No equipment was sold during the second quarter of fiscal 2002.

                                     11
     The Company borrowed approximately $250,588 from shareholders, management, and key employees throughout fiscal 2001 and through the second fiscal quarter of 2002. The borrowed funds have been used for ongoing activities of the Company since October 2001(e.g., fund raising and searching for collaborative partnership opportunities). During the quarter ended June 30, 2002, the Company issued 4,845,500 pre-split or 74,546 post-split restricted common shares to resolve these outstanding debts.

     Similarly, in April 2002, the Company reached an agreement to issue options to purchase up to 2,050,000 pre-split or 31,538 post-split restricted common shares of Company stock to management and key employees who had worked for the Company since October 2001 without cash compensation. These options were issued on July 29, 2002. The exercise price of the options is $.05 per share. The options expire ten years from the date they were granted.

     The Company's monthly lease expenses for its lab equipment is currently being paid by the Fund for Inherited Disease Research. In exchange for paying these obligations for the Company, the Fund for Inherited Disease Research uses the Company's equipment as needed.

     Although the Company is actively seeking bridge financing and additional funding, it has been unsuccessful in securing such financing and/or funding. The Company is in immediate need of additional capital to continue operations. At the present time, there is no way to predict when, or if, any contributions may be made. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining significant additional funding or engaging in a merger or acquisition transaction by the end of the third quarter of 2002, it is unlikely the Company will be able to continue any operations.

     Due to the Company's grave financial situation and the distinct possibility that it may not be able to secure sufficient additional financing and/or funding to complete research and development of its technology, the Company has begun to investigate the possibility of divesting itself of its rights and interest in the technology, along with the associated liabilities. The Company is also investigating possible merger and/or acquisition candidates. To that end, the Company has begun negotiations to acquire Energy Resource Management, Inc., a newly formed Nevada corporation, in exchange for restricted common shares of the Company. It is anticipated that if an agreement is reached, Energy Resource Management, Inc., will become a wholly-owned subsidiary of the Company and a change in control of the Company will occur. The Company anticipates that a definitive agreement with Energy Resource Management, Inc., may be reached during the third quarter of 2002.

     Energy Resource Management, Inc., is seeking to commence operations as an energy marketing company providing energy related products and services to commercial, industrial, manufacturing and agricultural clients, as well as wholesale entities such as municipalities, rural electric coops and local distribution companies.

Results of Operations
---------------------
     During the period from inception, December 12, 1996, to June 30, 2002, the Company has not generated any revenue from sales of clinical products and does not expect to generate any material revenue from sales of clinical products for at least two to three years because, during such time period, management will use substantially all Company resources for further development of its technology, including microinjection tools.


     As of June 30, 2002, the Company had an accumulated deficit of ($5,887,797) funded by paid-in capital. During the quarter ended June 30, 2002, the Company had losses from operations of ($915,790) compared to losses in the same quarter of 2001 of ($441,160). The increase is due to recognition of expenses relating to the consulting agreement and the issuance of stock options to PHMST.

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

     The Company currently has one Ph.D.-trained scientist working as a part-time employee. The Company does not anticipate increasing its part-time employee to full-time status and/or hiring additional employees in 2002 unless the Company is successful in securing additional funding. Since October 2001, the Company has had insufficient funds to pay salaries or other cash compensation to its employees. If the Company is unable to raise significant additional funds it is unlikely they will be able to retain the services of its part-time employee.

     In February of 2002, the Company entered an agreement with the Princeton/Houston Management/Scientific Team (PHMST) consisting of recognized scientific/medical/business development experts located in Princeton, New Jersey and Houston, Texas. In exchange for services rendered and to be rendered by PHMST, the Company agreed to grant PHMST options to purchase 8,850,000 shares of common stock of the Company at a
price of $0.20.   2,505,000 of these options were to vest immediately and
the remaining 6,345,000 were to vest at certain milestones. In March 2002, PHMST decided not to participate with the Company mainly due to it's inability to raise sufficient funding. The Company has determined that the 2,505,000 options which immediately vested in PHMST shall be the only compensation awarded. The options were valued at $425,850 using the Black-Scholes option pricing model. Following the reverse-split of the Company's common stock, the number of shares acquirable upon exercise of the options was accordingly decreased to 38,538.

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

     The following securities, which were not registered under the Securities Act of 1933 were issued during the first quarter of fiscal year 2002:

     In April 2002, the Company reached an agreement to issue options to purchase up to 2,050,000 pre-split or 31,538 post-split restricted common shares of Company stock to management and key employees who had worked for the Company since October 2001 without cash compensation. These options were issued on July 29, 2002. The exercise price of the options is $.05 per share. The options expire ten years from the date they were granted. The Company made no public offers or sales of these securities. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On June 14, 2002, the Company issued 4,845,500 pre-split or 74,548 post-split restricted common shares as repayment of funds borrowed from shareholders, management, and key employees throughout fiscal 2001 and through the second fiscal quarter of 2002, in the amount of approximately $250,588. The Company made no public offers or sales of these securities. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933.

     On June 14, 2002, the Company issued 4,500,00 pre-split or 69,231 post-split restricted common shares to a Company shareholder. During the quarter ended March 31, 2002, the Company entered into an agreement with a consulting firm to assist the Company in fund raising and investor relations activities. As compensation for these services, the Company agreed to issue 4,500,000 restricted common shares to a Company shareholder to induce that shareholder to deliver 1,500,000 freely trading shares to the consulting firm. The 4,500,000 shares were valued between $.03 and $.13 based on the market price of the Company's common stock on the dates the shares were delivered. Based thereon, the value of the services for which the shares were issued was $435,000. The Company made no public offers or sales of the 4,500,000 common shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3         Defaults Upon Senior Securities

          None.

Item 4         Submission of Matters to a Vote of Security Holders

          None.

Item 5         Other Information

     The Company is currently negotiating to acquire Energy Resource Management, Inc., a newly formed Nevada corporation, in exchange for restricted common shares of the Company. It is anticipated that if an agreement is reached, Energy Resource Management, Inc., will become a wholly-owned subsidiary of the Company and a change in control of the Company will occur. The Company anticipates that a definitive agreement with Energy Resource Management, Inc., may be reached during the third quarter of 2002.

     Energy Resource Management, Inc., is seeking to commence operations as an energy marketing company providing energy related products and services to commercial, industrial, manufacturing and agricultural clients, as well as wholesale entities such as municipalities, rural electric coops and local distribution companies.

     Reverse Stock Split
     -------------------

     On June 14, 2002, the board of directors of the Company declared the advisability of a one-for-sixty five reverse stock split of the issued and outstanding shares of the Company's Common Stock as described in the Amendment. On June 18, 2002, the reverse stock split, was adopted by the written consent of holders of a majority of the voting rights represented by the Company's outstanding shares of stock entitled to vote thereon in accordance with Section 78.320(2) of the Nevada Revised Statutes ("NRS").

     The board of directors decided to obtain the written consent of the holders of a majority of the voting rights represented by the Company's outstanding shares of stock entitled to vote upon the reverse stock split to reduce the costs and management time required to hold a special meeting of stockholders and to implement the reverse stock split in a timely manner.

     The reverse stock split was effected by filing an amendment to the Corporation's Articles of Incorporation. The reverse stock split became effective on July 23, 2002. Following the reverse stock split, the Company had 446,228 common shares issued and outstanding. The authorized common stock of the Company remained unchanged.

Item 6         Exhibits and Reports on Form 8-k

     (a) Exhibits - Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-k - No reports on Form 8-k were filed during the quarter.



                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Gene-Cell, Inc.

Date: August 21, 2002                /S/ Brian R. Davis
                                     ----------------------------
                                     Brian R. Davis, President


Date: August 21, 2002                /S/ Michael R. Davis
                                     ----------------------------
                                     Michael R. Davis, Acting Secretary












