Form 10QSB
period 2002-09-30
GENE CELL INC
filed 2002-11-22
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended:                               Commission File Number
  September 30, 2002                                          0-27727

                              GENE-CELL, INC.
               ---------------------------------------------
               (Name of small business issuer in its chapter)


     Nevada                                                    91-1766174
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)


100 Rowland Way, Suite 215, Novato, California                     94945
------------------------------------------------                   -------
(Address of principal executive offices)                         (Zip Code)


     Issuer's telephone number, including area code         (415) 898-1688
                                                           ----------------


Securities registered pursuant to section 12(b) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:

As of November13, 2002, the issuer had 5,346,228 shares of its $.001 par value common stock outstanding.



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

PART  I   FINANCIAL INFORMATION

Item 1    Financial Statements









                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




                  UNAUDITED CONDENSED FINANCIAL STATEMENTS
        as of September 30, 2002 and for the period from inception,
                   August 13, 2002, to September 30, 2002
                                (Unaudited)

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                      Page
                                                                     ------

Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of September 30, 2002            F-3

  Unaudited Condensed Statement of Operations for the period
    from inception, August 13, 2002, to September 30, 2002              F-4

  Unaudited Condensed Statement of Stockholders' Deficit
    for the period from inception, August 13, 2002, to
    September 30, 2002                                                  F-5

  Unaudited Condensed Statement of Cash Flows for the period
    from inception, August 13, 2002, to September 30, 2002              F-6

Notes to Unaudited Condensed Financial Statements                       F-7

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                     UNAUDITED CONDENSED BALANCE SHEET
                             September 30, 2002
                                 __________

                                   ASSETS
                                  -------

Current assets:
  Cash and cash equivalents                                    $     1,020
                                                                -----------
    Total current assets                                       $     1,020
                                                                ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                                $    64,521
  Accounts payable and accrued liabilities                         235,660
                                                                -----------
    Total current liabilities                                      300,181
                                                                -----------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    shares authorized, 5,346,228 shares issued and
    outstanding at September 30, 2002                                5,346
  Additional paid-in capital                                       556,674
  Deferred compensation                                           (468,840)
  Losses accumulated during the development stage                 (392,341)
                                                                -----------

    Total stockholders' deficit                                   (299,161)
                                                                -----------
      Total liabilities and stockholders' deficit              $     1,020
                                                                ===========


















                          See accompanying notes.

                              GENE-CELL, INC.

                  (A CORPORATION IN THE DEVELOPMENT STAGE)

                UNAUDITED CONDENSED STATEMENT OF OPERATIONS

   for the period from inception, August 13, 2002, to September 30, 2002
                                 __________


Operating, general and administrative expenses,
  except consulting expense                                    $    21,624
Consulting expense                                                  92,160
Cost of recapitalization                                           278,557
                                                                -----------
  Net loss                                                     $  (392,341)
                                                                ===========
Weighted average shares outstanding                              4,665,291
                                                                ===========

Net loss per common share                                      $     (0.08)
                                                                ===========




































                                   See accompanying notes.

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
           UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
   for the period from inception, August 13, 2002, to September 30, 2002
                                 __________


                                                                 Losses
                                                              Accumulated
                        Common Stock     Additional  Deferred  During the
                    --------------------   Paid-In     Compen Development
                       Shares    Amount    Capital    -sation    Stage       Total
                    ---------- --------- ---------- ---------- ----------  ----------

Balance at
inception,
August
13, 2002                -     $    -    $     -    $     -    $     -     $      -

Initial
  contribution
  to establish
  Energy
  Resource
  Management,
  Inc.                     100       -        1,020        -          -          1,020

Recapitalization
  on August 26,
  2002 (See
  Note 6)           4,446,128     4,446     (4,446)       -          -            -

Common stock
issued in
exchange for
consulting
services             900,000       900    560,100   (468,840)       -        92,160

Net loss                  -         -          -          -     (392,341)   (392,341)
                    ---------- --------- ---------- ---------- ----------  ----------
Balance at
September
30, 2002           5,346,228  $  5,346  $ 556,674  $(468,840) $(392,341)  $(299,161)
                    ========== ========= ========== ========== ========== ==========









                          See accompanying notes.

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
   for the period from inception, August 13, 2002, to September 30, 2002
                                 __________


Cash flows from operating activities:
  Net loss                                                    $   (392,341)

  Adjustments to reconcile net loss to net
    cash used by operating activities                              392,341
                                                               ------------
     Net cash provided (used) by operating activities                 -
                                                               ------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                 1,020
                                                               ------------
      Net cash provided by financing activities                      1,020
                                                               ------------
Net increase in cash and cash equivalents                            1,020

Cash and cash equivalents at beginning of period                     -
                                                               ------------
Cash and cash equivalents at end of period                    $      1,020
                                                               ============




























                                   See accompanying notes.

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 __________

1.   Organization
     ------------
     Gene-Cell, Inc. (the "Company") is a Nevada Corporation that was previously involved in biopharmaceutical research but now intends to engage in energy marketing and providing energy related products and services to commercial, industrial and manufacturing customers, as well as wholesale entities such as municipalities, rural electric co-ops and local distribution companies (See Note 6.) The Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation and, finally, to Gene-Cell, Inc. The Company is considered a development stage enterprise because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to research and development and the search for sources of capital to fund its efforts.


2.   Interim Financial Statements
     ----------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from inception, August 13, 2002, to September 30, 2002 are not necessarily indicative of the results that may be expected for a full year.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2001 and 2000. Accordingly, the Company's audited financial statements should be read in connection with these financial statements. Although the Company is the legal reporting entity, the accompanying financial statements show the financial position and results of operations of Energy Resource Management, Inc., as described in Note 6.

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

5.   Going Concern Considerations
     ----------------------------
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

6.   Recapitalization
     ----------------
     On August 26, 2002, Gene-Cell, Inc. entered into an agreement and Plan of Reorganization (the "Agreement") whereby the Company agreed to acquire all of the issued and outstanding shares of Energy Resource Management, Inc. ("ERM") in exchange for 4,000,000 restricted common shares. The Agreement represents a recapitalization of ERM with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. ERM, the private operating company, emerged as the surviving financial reporting entity under the Agreement, but the Gene-Cell, Inc. remains as the legal reporting entity.

     The consideration ERM will give in the recapitalization was approximately $281,000 and will be achieved through ERM's assumption of accounts payable and accrued liabilities of the Company. The 4,000,000 shares of common stock issued by the Company is currently held in escrow and will not be issued to ERM until certain debts totaling approximately $65,000 have been satisfied by ERM.

7.   Income Tax
     ----------
     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

8.   Stockholders' Equity
     --------------------
     During the period from inception, August 13, 2002, to September 30, 2002, the Company issued shares of its common stock and stock options to compensate consultants as follows:

                                 Continued
                                    F-8

                              GENE-CELL, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                 __________


8.   Stockholders' Equity, continued
     -------------------------------

     - On August 26, 2002 the Company entered into the recapitalization transaction under which the Company agreed to acquire all of the issued and outstanding common stock of Energy Resource
          Management, Inc.("ERM") in exchange for 4,000,000 shares of the Company's common stock (See Note 6).

     - On August 26, 2002 the company also entered into consulting agreements with four consultants for services related to business strategy and business development. The consulting agreements have a term of three months and required the Company to issue 475,000 shares of common stock valued at $242,250 based on the quoted market price on the date of the transaction. The transaction resulted in a charge to consulting expense of $92,160 for the three months ended September 30, 2002, and deferred compensation, presented as an increase in stockholders' deficit of $150,090, at September 30, 2002.

     - On September 30, 2002 the Company signed additional agreements and agreed to issue 425,000 shares of common stock for similar consulting services to be provided for periods ranging from two to three months and beginning November 26, 2002. The effect of these agreements has been presented in these financial statements as deferred compensation at September 30, 2002.

9.   Non-Cash Investing and Financing Activities
     -------------------------------------------

     In September 2002, the Company sold certain equipment with a net book value of $226,037 to ProGentis, Inc. in exchange for ProGentis' assumption of notes payable and capital leases totaling $137,623 and a liability to the Regents of the University of California of $15,503 for patent work undertaken by the Regents.













                                    F-9

Item 2    Plan of Operation

     For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB.

     In the Company's Quarterly Report for the quarter ended June 30, 2002, the Company disclosed that because it has never earned revenue from its biopharmaceutical research efforts, at that time it had expended all funds it had previously raised, combined with the distinct possibility that it may not be able to secure sufficient additional financing and/or funding to complete research and development of its technology, the Company had begun to investigate the possibility of divesting itself of its rights and interest in the technology, along with the associated liabilities. At that time the Company disclosed that it had begun investigating possible merger and/or acquisition candidates. To that end, the Company began negotiations to acquire Energy Resource Management, Inc., a newly formed Nevada corporation, ("ERMI") in exchange for restricted common shares of the Company.

     In the Current Report filed by the Company on August 27, 2002, the Company disclosed that it had acquired ERMI, which following consummation of the transaction became a wholly owned subsidiary of the Company. At this time, it is the Company's intent to divest itself of its biopharmaceutical technology, with the associated liabilities, to allow the Company to pursue the business plan of ERMI.

BUSINESS OF ERMI

     ERMI intends to engage in the business of energy marketing and providing energy related products and services to commercial, industrial and manufacturing customers, as well as, wholesale entities such as municipalities, rural electric co-ops and local distribution companies.
The natural gas marketing industry arose as a result of the deregulation of the natural gas industry by the federal government. Around the same time, California also deregulated the natural gas industry in the State of California.

     Prior to deregulation, the interstate natural gas pipelines and public utilities primarily controlled the pipelines and other infrastructure necessary to deliver energy to end consumers. Following deregulation, the pipeline companies and public utilities were required to allow gas producers to deliver natural gas and other energy products to end/use consumers via the pipelines and infrastructure of the pipeline companies and the public utilities. This promoted competitive pricing and allowed independent producers of natural gas to deliver supply directly to end consumers without having to make the significant capital expenditures required to develop their own delivery infrastructure. As a result, a new market became available to independent energy producers seeking to market their energy products.



     ERMI has yet to commence operations. ERMI believes it will need funding of approximately $3,000,000 to commence operations. Most of those funds will be used for the deposits necessary to satisfy the creditworthiness requirements of gas suppliers and for transportation by pipeline and utility companies. ERMI hopes to have funding in place and be able to commence active operations by no later than the first quarter of 2003. ERMI intends to obtain the funding through private funding sources and is in negotiations with a number of such sources. At this time, however, ERMI has not received a firm commitment for funding from any source, and there is no guarantee ERMI will be able to obtain sufficient funding to commence operations.

     Upon receipt of funding, ERMI's initial primary focus will be on procurement of natural gas supplies for small and medium-sized industrial, commercial and manufacturing companies in California who purchase their energy supply directly from energy suppliers rather than from the public utilities. ERMI will seek to expand its customer base in two ways: it will seek to provide natural gas to other markets; and it will increase the services it offers to include administrative and consulting services.

     ERMI has chosen these specific markets for several reasons: ERMI believes the market segments it is targeting are currently under serviced; and management of ERMI has pre-existing relationships within these market segments which it believes will enable it to be successful.

     Market Segmentation
     -------------------

     The energy market is segmented primarily by customer size and load usage. The largest individual consumers are large industrial and manufacturing companies. The next largest consumers are smaller industrial and manufacturing companies, followed by large commercial consumers such as hospitals and universities. On an individual basis, small commercial customers such as restaurants and dry cleaners and residential consumers are the smallest consumers. The market is also segmented based on the length of term for which gas is purchased, with contracts varying in duration from one to thirty days, known in the industry as spot gas, to monthly or seasonal contracts, such as purchases by food processors or as winter supply; purchases under a one-year contract term; and purchases for multiple years, ranging in length from two to five years.

     ERMI initially intends to pursue small to medium-sized industrial and commercial consumers, who primarily purchase energy under spot or seasonal contracts because it believes these consumers, due to the relative size and duration of their consumption, are being under serviced in the current market. Over the past five years, due to mergers, acquisitions and attrition in the energy services industry, there are fewer companies participating in the energy marketing industry. Many of the small and medium-sized energy marketing firms were acquired by larger energy conglomerates. The primary competitors in the energy marketing industry currently are utility companies, large energy companies, such as Shell, BP Energy, Duke Energy, TXU and the Williams Companies, with their affiliated marketing companies and interstate pipeline companies, some independent medium-sized marketing companies.


     Because the administrative costs of delivering gas to consumers is about the same regardless of the size or duration of the contract, energy marketing companies can increase their profitability by selling larger quantities of gas to fewer clients under longer term contracts. Therefore, most of the large energy conglomerates tend to focus their services toward the largest industrial and manufacturing clients to assure the greatest possible rate of return for their services. This leaves many small and medium-sized industrial and commercial consumers under serviced.

     Unlike the large energy conglomerates and utilities, ERMI intends to operate solely as an energy marketing firm, thus minimizing its fixed costs. By maintaining low fixed costs, ERMI believes it will be able to profitably market its services to small and medium-sized industrial and commercial consumers who, because of their size and demand are not the primary target of the utility companies and large energy conglomerates.

     Pre-existing Relationships
     --------------------------

     Robert Gower, president of ERMI and the Chief Executive Officer of the Company, has over 20 years experience in the energy marketing industry. In 1989, Mr. Gower founded his own energy marketing firm, Redwood Resources Inc., to provide energy procurement, management and consulting services to a broad base of businesses in California, including manufacturers, food processors, oil refineries, cogeneration facilities, universities, prisons and various California State facilities and municipalities. The daily sales volume of Redwood Resources grew to more than 150 million cubic feet of gas per day. In January 1997, Redwood Resources was acquired by Coral Energy, a subsidiary of Shell Oil Company. Mr. Gower left Redwood in October 1997 to pursue other interests.

     ERMI believes that it can capitalize on the prior experience and business relationships of Mr. Gower to quickly establish a client base.

     California Energy Market
     ------------------------

     In addition to Mr. Gower's contacts, ERMI has chosen to target the California market because of the large amount of energy consumed in California. According to information published by the California Energy Commission, California consumed about 6,123 million cubic feet of natural gas per day in 1999. In 1999, California produced 16% of its own natural gas, 46% came from the southwestern United States, 28% from Canada and 10% from the Rocky Mountain producing basins. In 2000, consumption increased to 6,584 million cubic feet of gas per day. During 2000, 1,381 million cubic feet per day or 21% was consumed by residential consumers, 505 million cubic feet per day or 7.7% was consumed by small commercial businesses, 1,327 million cubic feet per day or 20% was consumed by the the Industrial-Utility sector and the Industrial-Nonutility sector consumed 1,044 million cubic feet per day or 15.9%. The Electric Generation-Utility sector consumed 2,281 million cubic feet per day or 36.6% and the Electric Generation-Nonutility sector consumer 45 million cubic feet per day, or 0.7%.



     Products
     --------

     Initially, ERMI will primarily focus its efforts in the area of procurement of energy supplies for small and medium-sized consumers who purchase their energy supplies directly from suppliers rather than from public utilities. Based on Mr. Gower's experience, ERMI believes these smaller customers require more service, particularly consulting services in the areas of price, supply portfolio, regulatory matters and energy conservation. As it establishes a client base, ERMI will offer expertise in these areas to assist its customers in managing their energy resources and to help them reduce their energy costs. These services should help ERMI's customers to reduce fuel costs, increase profitability and reduce the complexity associated with energy supply and management. ERMI's services will include:

     -    Energy supply procurement and management;
     -    Energy price, supply and tariff consulting;
     -    Utility rate and billing analysis;
     -    Engineering analysis and facility energy audits;
     -    Strategic energy planning and consulting; and
     -    Power quality and reliability solutions.

     ERMI's staff will partner with its clients to create an energy strategy that will enhance their bottom line and allow them to focus their time and attention on growing their core business. In exchange for these services, ERMI will be paid a fee.

     ERMI will not act as a brokerage for energy contracts and will not be paid a brokerage commission. Rather, ERMI will acquire energy supply from producers and sell it directly to ERMI's customers. ERMI does not have, nor does it intend to acquire an inventory of energy supply. ERMI will only acquire energy supply for which it has a firm purchase commitment from its clients. This way, ERMI lessens its price volatility risk and correspondingly the fees it will charge to its clients.

     Competition
     -----------

     Competition in the energy marketing industry is intense. As discussed above, ERMI's competitors have substantially greater experience, financial resources and marketing capabilities than ERMI. Most of ERMI's competitors have significantly greater financial resources and can afford to spend more than ERMI can to market their products. Moreover, ERMI's competitors have been in the market longer than it has and have established relationships with their customers which may preclude ERMI from successfully participating in the market.

     While ERMI believes the small to medium-sized commercial and industrial consumers are currently being under serviced, if market forces change, or should ERMI's competition decide to expand their marketing focus, because of their size and financial resources, they could easily dominate the market in which ERMI intends to compete which could have a severe impact on ERMI's ability to operate profitably.

     Biopharmaceutical Operations
     ----------------------------

     The Company is currently working to resolve a number of the debts and obligations it incurred while pursuing its biopharmaceutical research activities. As disclosed below, during the quarter the Company granted stock options to certain key employees and consultants for services rendered to the Company.
                                     14

     During the quarter, the Company entered into an Option Assignment Agreement with Pregentis, Inc., a biotechnology company, whereby the Company assigned its option to acquire an exclusive license to certain technology called Gene Therapy by Small Fragment Homologous Replacement ("SFHR") to Pregentis. In exchange for assignment of option, Pregentis agreed to assume a $15,502.70 debt owed by the Company to The Regents of the University of California for patent work undertaken by the Regents, and to assume certain equipment leases and loans of the Company. Previously, the Company disclosed that its monthly lease expenses for it laboratory
equipment was being paid by the Fund for Inherited Disease Research.   In
exchange for paying these obligations for the Company, the Fund for Inherited Disease Research uses the Company's equipment as needed. The Fund for Inherited Disease Research, however, is under no obligation to continue to pay this obligation for the Company. In the event the Fund for Inherited Disease Research does not make the monthly lease payments Pregentis will assume responsibility for the payment of the lease amounts. Pregentis will have the right to negotiate the purchase or return of the equipment at the end of the lease period.

Results of Operations
---------------------

     During the period from inception, August 13, 2002, to September 30, 2002, the Company has not generated any revenue.

     As of September 30, 2002, the Company had an accumulated deficit of $392,341 funded by paid-in capital. From inception to the end of the quarter ended September 30, 2002, the Company had a net loss of $392,341.

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2002, the Company will continue to pursue funding for the business of ERMI. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all.

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

     The following securities, which were not registered under the Securities Act of 1933 were issued during the third quarter of fiscal year 2002:


     On July 29, 2002, the Company granted stock options to purchase up to 1,600 shares of restricted Company common stock to four consultants. These options vary in exercise price from $13.00 to $32.50, and expire five years from the date of grant. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     As disclosed in the Company's Quarterly Report for the quarter ended June 30, 2002, the Company granted options to purchase up to 31,538 restricted common shares of Company stock to management and key employees of the Company who had worked for the Company since October 2001 without cash compensation. The exercise price of the options is $3.25 per share. The options expire ten years from the date they were granted. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On August 26, 2002, pursuant to the terms of the Agreement and Plan of Reorganization (the "Agreement") with ERMI, the Company issued 4,000,000 restricted common shares to ERMI in exchange for all of the issued and outstanding common shares of the Company. At the time of the transaction, Robert E. Gower was the sole shareholder of ERMI. The shares are being held in escrow subject to retirement of $65,000 of debt obligations. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

Item 3    Defaults Upon Senior Securities

          None.

Item 4    Submission of Matters to a Vote of Security Holders

     Reverse Stock Split
     -------------------

     As disclosed in the Company Quarterly Report for the quarter ended June 30, 2002, on June 14, 2002, the board of directors of the Company declared the advisability of a one-for-sixty five reverse stock split of the issued and outstanding shares of the Company's Common Stock as described in the Amendment. On June 18, 2002, the reverse stock split, was adopted by the written consent of holders of a majority of the voting rights represented by the Company's outstanding shares of stock entitled to vote thereon in accordance with Section 78.320(2) of the Nevada Revised Statutes ("NRS"). The reverse stock split was effected by filing an amendment to the Corporation's Articles of Incorporation. The reverse stock split became effective on July 23, 2002. Following the reverse stock split, the Company had 446,228 common shares issued and outstanding. The authorized common stock of the Company remained unchanged.

Item 5    Other Information

          None.

                                     16
Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibits

          Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

     On August 27, 2002, the Company filed a Current Report on Form 8-K disclosing that as a result of the Agreement and Plan of Reorganization between the Company and ERMI a change in control of the Company had occurred and the Company had acquired ERMI as a wholly owned subsidiary. The Current Report also disclosed a change in the Company's officers and directors.

     On October 25, 2002, the Company filed an Amended Current Report on Form 8-K/A-1 amending the Current Report on Form 8-K filed on August 27, 2002, to provide the required financial statements and pro forma financial information, as well as to provide a more detailed description of the business of ERMI.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Gene-Cell, Inc.



Date: November 21, 2002       /S/ Robert E. Gower
                              ---------------------------------------------
                                   Robert E. Gower, Chief Executive Officer


               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                      AND PRINCIPAL FINANCIAL OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Robert E. Gower, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Gene-Cell, Inc., (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 21, 2002       By: /S/ Robert E. Gower
                              --------------------------------------------
                                  Robert E. Gower, Chief Executive
                                  Officer, and Chief Financial Officer