Form 10KSB
period 2002-12-31
REDWOOD ENTERTAINMENT GROUP INC
filed 2003-05-23
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                     __________________________________

                                FORM 10-KSB
                     __________________________________

(X) Annual report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                       Commission File Number 0-27727

                     Redwood Entertainment Group, Inc.
               (Name of small business issuer in its charter)

     Nevada                                                 91-1766174
(State of jurisdiction of                               (I.R.S. Employer
incorporation or organization)                       Identification Number)

     1201 W. 5th Street, Suite F-80,
     Los Angeles, CA 77095                         Telephone:(213) 534-3409
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None
Common Stock $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.YES (X) NO ( )

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenue for its most recent fiscal year was: $-0-.

The aggregate market value of the issuer's voting stock held as of May 15, 2003, by non-affiliates of the issuer was approximately $93,850

Transitional Small Business Disclosure Format.    Yes [  ]  No [X]

Documents incorporated by reference: None




                             TABLE OF CONTENTS


PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                         3

ITEM 2.   DESCRIPTION OF PROPERTY                                        11

ITEM 3.   LEGAL PROCEEDINGS                                              11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                                        12

ITEM 6.   PLAN OF OPERATION                                              13

ITEM 7.   FINANCIAL STATEMENTS                                           17

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                            35

                                  PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
            AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT                                          35

ITEM 10.  EXECUTIVE COMPENSATION                                         38

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                 38

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 40

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                               40

ITEM 14.  CONTROLS AND PROCEDURES                                        40

SIGNATURES AND CERTIFICATIONS                                            41


                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History of the Company
----------------------

The Company was organized and authorized on November 3, 1986, to pursue any lawful purpose or purposes. The Company amended its Articles of Incorporation on September 30, 1987, changing its name to Tzaar Corporation and authorizing common stock of 100,000,000 shares at par value of $0.001. From 1989 to 1996, the Company did not engage in any business activity. During this time the Company had no significant revenues and was considered to be a "development stage company."

On December 28, 1996, the Company entered into a Plan of Reorganization with Genesystems, Inc. ("Genesystems"), a corporation organized in the state of Nevada on December 12,1996. In connection with the Plan of Reorganization, the Company made a one for ten reverse split of its outstanding shares; issued an additional 7,500,000 post-split restricted shares to effect a share exchange with Genesystems; and authorized and issued an additional 3,500,000 common shares in a limited offering. As a result of the reverse acquisition, control of the Company was acquired by Genesystem shareholders. The acquisition of the public shell (Tzaar Corporation) was accounted for as a recapitalization. The previous business of the Company at that time was that of Genesystems, Inc.

In December 1996, the Company changed its name to Gencell, Inc. and appointed new officers and directors to the Company. On September 29, 1997 the Company changed its name to Gene-Cell, Inc. From December 1996 to December 2002, the Company focused its plan of operations on the business of developing therapies that can treat major diseases and disorders of the human blood system.

On August 26, 2002, Gene-Cell, Inc. entered into an Agreement and Plan of Reorganization (the "Agreement") whereby the Company acquired all of the issued and outstanding shares of Energy Resource Management, Inc., ("ERMI") in exchange for 4,000,000 restricted common shares. The Agreement represented a recapitalization of ERMI with accounting treatment similar to that used in a reverse acquisition. In the Reorganization, ERMI assumed the accounts payable and accrued liabilities of the Company. The 4,000,000 shares of common stock issued by the Company is currently held in escrow and will not be delivered to ERMI until certain debts of the Company totaling approximately $65,000 have been satisfied by ERMI.

The Company continues to be considered as a development stage enterprise because it has not yet generated revenue from sale of its products and/or services. Since its inception, the Company has devoted substantially all of its efforts to development of its products and services and the search for sources of capital to fund its efforts. Since the first quarter 2003, the Company has been organized under its current structure and management team.

Business of the Company
-----------------------

The Company intends to conduct business in two primary areas entertainment and energy marketing. The Company has discontinued its biotechnology activities.

Entertainment
-------------

Implementing the Company's Business Model
-----------------------------------------

The Company intends to develop into one of the premier independent multimedia companies in entertainment. The Company will be a multiple platform production company with an ultimate goal of comprehensive brand exploitation, from feature film development to toys. To accomplish these goals, the Company will seek to:

- Capitalize on the emergent needs and demands of the market with principle-themed,
-    multicultural content;  and
     Present a framework for new business and product decision-making that ensures strategic consistency.

To this end, during the first quarter 2003, the Company entered into an
agreement to acquire DreamCity Entertainment.   While the Company has been
unable to fulfill all of its obligations under the agreement to date, the Company is working to renegotiate the terms of the agreement to allow it to go forward. The Company believes the acquisition of DreamCity will enhance the Company's reputation in the industry.

The Company believes that recent trends in the entertainment industry signal a shift in the way entertainment companies conduct business. These trends include:

1. The deconstruction of the studio system in the film and television industry has led to challenges in capturing economies of scale. Those that have been able to develop a cooperative model have demonstrated profitability that outperforms the sector. The keys appear to be ownership of high quality content and multiple profit centers due to thoroughly exploiting these quality properties across multiple platforms.
2. Honoring the craftsman, in other words providing the creators of high-quality intellectual properties creative authority and profit-sharing incentives.
3. Entertainment companies that relied on non-creative executives to oversee intellectual property development have over the past three years demonstrated profitability declines.

The Company will structure its business and operational focus to try and
take advantage of these trends.    To this end it is the Company's primary
goal to provide high quality content in a number of key segments of the entertainment industry. Specifically, at this time the Company intends to focus on the following markets:

- The children's inspirational market. The Company believes this market will see significant growth in near future. There was a 42% increase in inspirational video sales last year, and sales in this segment are forecasted to double by 2005.
- The family-themed inspirational market. This segment appears to be dramatically underserved. One company currently owns 67% of the $750 million gross sales market with one series of 14 direct-to-video titles. This product line has realized 28.5 million units of sales since 1994. These impressive sales figures were accomplished through grassroots and specialty distribution. Only recently did a mainstream distributor pick up this line.
- The urban multicultural market. The Company hopes to capitalize on the established credibility of Michael Davis, the President of DreamCity to become a significant influence in the urban multicultural market.
- The family entertainment market. This market has experienced exponential growth every year over the last ten years due to the growth of this demographic audience and an associated increase in discretionary funds that they have available to them.

In implementing its business model, the Company intends to rely on the skills and expertise of the creative personnel it will collaborate with. The Company believes that by putting in place the necessary elements and then allowing the creative experts to have input into and guide product development, combined with the ability to participate financially in the success of the project, the Company will be able to attract and retain high quality creative talent. Moreover, by involving the creative personnel in certain matters, the Company believes it can reduce what is known in the
industry as "development hell."   Development hell is an industry  dynamic
wherein significant capital is spent on the front end of projects with no assurances of returns.

At this time, the Company envisions implementing its business plan in several phases. In Phase One, which should occur from January 30, 2003 through September 30, 2003, the Company will engage in multiple negotiations that seek to combine emerging powers in the industry into a loose collaboration of complimentary projects that have the opportunity to capture economies of scale and develop synergistic relationships. For example, the Company may seek the services of a graphic novel publisher to create content for a film or TV producer, or a graphics studio securing accounts that could be developed into commercials through a collaboration with Company management and the film/TV arm of the Company. The Company expects these negotiations to include acquisitions, joint ventures, co-productions, and consulting agreements that have the potential to expand in to more extensive agreements.

Another primary responsibility of the Company during Phase One will be to
recruit resources to support projects and establish operations.    The
operational framework for all negotiations can be defined as follows:

1. All ventures will be encouraged to work cooperatively to secure necessary services, whenever prudent, from each other. An example would be a film production working with DreamCity for print and advertising development for distribution..

2. Each sponsored venture will provide a negotiated fee to Redwood Entertainment Group to offset minimal operating costs and expenses for the venture.

3. In exchange for the negotiated fee, Redwood will be responsible for executing Phase Two funding which can provide additional operational/project specific funding for the ventures.

4. Redwood will conduct activities specifically negotiated with the individual ventures such as additional capital recruitment for projects and securing institutional lines of credit and/or necessary partnerships.

5. Ancillary profit centers linked to licensing and merchandising opportunities will be developed upon mutual consultation.

6. Redwood will be responsible for establishing business entities that will optimize opportunities.

7. Selected individual will be offered additional contracts to consult on the creation of Phase Two and Three strategies. This will establish internal loyalty as well as provide us with recommendations from exceptional industry professionals.

In Phase Two, projects will be fully launched. The Company anticipates Phase two will begin in October 2003. The initial alliances created in Phase One will be configured as either joint ventures or as full acquisitions. The principals of each alliance will concomitantly be subject to project-specific profitability requirements linked to Phase One funding as well as operational accountability that will make them eligible for participation in potential Phase Two funding. Some of the Company's activities may be positioned for divesting or for creation as a semi-autonomous division within the Company structure. An example would be creating a separate division for the inspirational market to facilitate multiple platform launches. Sources of funds to support operations and projects are expected to come from short-range revenues from operations, production-specific funding such as debt financing, producer fees, or product placement sponsorships, and investor recruitment.

Phase Three activities will begin January 2004 and is expected to focus on pre-production of film and television projects that have been developed. During Phase Three, the Company's primary goals will be to assure the creation of principle-themed content that can be franchised into multiple markets; to develop a replicable process for incubating promising media ventures and bringing them to market; and to create and enhance brand and image awareness for all contributing entities.
Throughout all phases of implementation and thereafter, the Company believes it will have to be successful in the following areas if it wishes to compete in this highly competitive industry:

- developing original content that can lead to intellectual property creation;
- acquiring ownership interest in externally-developed intellectual property that is compatible with the vision of this endeavor;
-    evaluating the market on a constant basis;
-    producing sufficient critical mass for brand establishment.
- matrix-like strategic planning that will allow the Company to prepare for maximum bland exploitation from inception;
- recruiting resources, including cash investments, that will initially support operations. After short-range revenues begin to be realized, investments will generally be recruited that will be used for project-specific support and/or operational expansion through acquisitions.

Sources of Revenue
------------------

With the implementation of the Company's business model, the Company expects to derive revenue from the following sources:


- Film production and related revenue streams, including participation and producer fees;
- Television production and related revenue streams, which may also include participation and producer fees;
-    Graphic design related revenue;
-    Publishing related revenue;
-    Product distribution;
-    Talent management; and
-    Licensing and Merchandising.

Marketing
---------

The overall strategy for branding and release of Company products will incorporate both traditional, mature, and sophisticated marketing activities which are standard in the mainstream market with the addition of niche strategies. Awareness will be established through the following methods:

- developing a major distribution campaign to coordinate release through all major retailers of this type of type of family-themed content;
- launching a public relations campaign which will include press releases, TV and radio talk show appearances, grassroots mailings to compatible organizations, pre-release screenings, and personal appearances at venues, trade shows and conferences;
- establishing a web presence that will include both project launches and operation of an Redwood Entertainment Group site as well as links to compatible sites;
-    developing video and music loops;
-    developing point of purchase items such as standups, etc.;
-    providing co-operative advertising opportunities for local retailers;
- conducting comprehensive advertising in all mediums: TV, magazine, radio, etc.

Sales channels will include the following:

-    mainstream retail;
-    family  niche retail;
-    direct shopping such as HSN;
-    niche wholesale networks such as Christian Booksellers Association;
-    Internet sales.

Competition
-----------

Competition in the entertainment industry is intense. Many of the Company's competitors have substantially greater experience, financial resources and marketing capabilities than the Company. Most of the Company's competitors have significantly greater financial resources and can afford to spend more than the Company can to develop and market products. Moreover, most of the Company's competitors have been in the market longer than it has and have established relationships that could preclude the Company from successfully participating in the market.

Energy Marketing
----------------
The Company is also exploring business opportunities in energy marketing and providing energy-related products and services to commercial, industrial and manufacturing customers, as well as, wholesale entities such as municipalities, rural electric co-ops and local distribution companies. The natural gas marketing industry arose as a result of the deregulation of the natural gas industry by the federal government. Around the same time, California also deregulated the natural gas industry in the State of California.

Prior to deregulation, the interstate natural gas pipelines and public utilities primarily controlled the pipelines and other infrastructure necessary to deliver natural gas energy to end consumers. Following deregulation, the pipeline companies and public utilities were required to allow gas producers and energy marketing companies to deliver natural gas to end-use consumers via the pipelines and infrastructure of the pipeline companies and the public utilities. This promoted competitive pricing and allowed independent producers of natural gas to deliver supply directly to end consumers without having to make the significant capital expenditures required to develop their own delivery infrastructure. As a result, a new market became available to independent energy producers seeking to market their energy products.

The Company has yet to commence operations. The Company believes it will need funding of approximately $3,300,000 to commence operations, $300,000.00 will go towards operations over the next 12 months. Most of those funds will be used for establishing a Letter of Credit (LOC) facility with a banking institution to satisfy the creditworthiness requirements of gas suppliers and for transportation by pipeline and utility companies.
The Company hopes to have funding in place and be able to commence active operations by no later than the third quarter of 2003. The Company intends to obtain the funding through private funding sources and is in negotiations with a number of such sources. At this time, however, the Company has not received a firm commitment for funding from any source, and there is no guarantee the Company will be able to obtain sufficient funding to commence operations. Upon receipt of funding, the Company's initial primary focus will be on procurement of natural gas supplies for small and medium-sized industrial, commercial and manufacturing companies in California who purchase their energy supply directly from energy suppliers rather than from the public utilities. The Company will seek to expand its customer base in two ways: it will seek to provide natural gas to other markets; and it will increase the services it offers to include administrative and consulting services. The Company has chosen these specific markets because the Company believes the market segments it is targeting are currently under serviced; and the Company's controlling shareholder has pre-existing relationships within these market segments which it believes will enable it to be successful.

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

The Company initially intends to pursue small to medium-sized industrial and commercial consumers, who primarily purchase energy under spot or seasonal contracts because it believes these consumers, due to the relative size and duration of their consumption, are being under serviced in the current market. Over the past five years, due to mergers, acquisitions and attrition in the energy services industry, there are fewer companies participating in the energy marketing industry. Many of the small and medium-sized energy marketing firms were acquired by larger energy conglomerates. The primary competitors in the energy marketing industry currently are utility companies, large energy companies, such as Shell, BP Energy, Duke Energy, TXU and the Williams Companies, with their affiliated marketing companies and interstate pipeline companies, some independent medium-sized marketing companies.

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

Unlike the large energy conglomerates and utilities, the Company intends to operate solely as an energy marketing firm, thus minimizing its fixed costs. By maintaining low fixed costs, the Company believes it will be able to profitably market its services to small and medium-sized industrial and commercial consumers who, because of their size and demand are not the primary target of the utility companies and large energy conglomerates.

Pre-existing Relationships
--------------------------
Robert Gower, the controlling shareholder of the Company, has over 20 years experience in the energy marketing industry. In 1989, Mr. Gower founded his own energy marketing firm, Redwood Resources Inc., to provide energy procurement, management and consulting services to a broad base of businesses in California, including manufacturers, food processors, oil refineries, cogeneration facilities, universities, prisons and various California State facilities and municipalities. The daily sales volume of Redwood Resources grew to more than 150 million cubic feet of gas per day. In January 1997, Redwood Resources was acquired by Coral Energy, a
subsidiary of Shell Oil Company.   Mr. Gower left Redwood in October 1997
to pursue other interests. The Company believes it can capitalize on the prior experience and business relationships of Mr. Gower to quickly establish a client base.

California Energy Market
------------------------

In addition to Mr. Gower's contacts, the Company has chosen to target the California market because of the large amount of energy consumed in California. According to information published by the California Energy Commission, California consumed about 6,123 million cubic feet of natural gas per day in 1999. In 1999, California produced 16% of its own natural gas, 46% came from the southwestern United States, 28% from Canada and 10% from the Rocky Mountain producing basins. In 2000, consumption increased to 6,584 million cubic feet of gas per day. During 2000, 1,381 million cubic feet per day or 21% was consumed by residential consumers, 505 million cubic feet per day or 7.7% was consumed by small commercial businesses, 1,327 million cubic feet per day or 20% was consumed by the Industrial-Utility sector and the Industrial-Nonutility sector consumed 1,044 million cubic feet per day or 15.9%. The Electric Generation-Utility sector consumed 2,281 million cubic feet per day or 36.6% and the Electric Generation-Nonutility sector consumer 45 million cubic feet per day, or 0.7%.

Products
--------
Initially, the Company will primarily focus its efforts in the area of procurement of energy supplies for small and medium-sized consumers who purchase their energy supplies directly from suppliers rather than from public utilities. Based on Mr. Gower's experience, the Company believes these smaller customers require more service, particularly consulting services in the areas of price, supply portfolio, regulatory matters and energy conservation. As it establishes a client base, the Company will offer expertise in these areas to assist its customers in managing their energy resources and to help them reduce their energy costs. These services should help the Company's customers to reduce fuel costs, increase profitability and reduce the complexity associated with energy supply and management. The Company's services will include:

-   Energy supply procurement and management;
-   Energy price, supply and tariff consulting;
-   Utility rate and billing analysis;
-   Engineering analysis and facility energy audits;
-   Strategic energy planning and consulting; and
-   Power quality and reliability solutions.

The Company's staff will partner with its clients to create an energy strategy that will enhance their bottom line and allow them to focus their time and attention on growing their core business. In exchange for these services, the Company will be paid a fee.

The Company will not act as a brokerage for energy contracts and will not be paid a brokerage commission. Rather, it will acquire energy supply from producers and sell it directly to its customers. The Company does not have, nor does it intend to acquire an inventory of energy supply. The Company will only acquire energy supply for which it has a firm purchase commitment from its clients. This way, the Company lessens its price volatility risk and correspondingly the fees it will charge to its clients.

Competition
-----------
Competition in the energy marketing industry is intense. As discussed above, the Company's competitors have substantially greater experience, financial resources and marketing capabilities than the Company. Most of the Company's competitors have significantly greater financial resources and can afford to spend more than the Company can to market their products. Moreover, the Company's competitors have been in the market longer than it has and have established relationships with their customers which may preclude the Company from successfully participating in the market.

While the Company believes the small to medium-sized commercial and industrial consumers are currently being under serviced, if market forces change, or should the Company's competition decide to expand their marketing focus, because of their size and financial resources, they could easily dominate the markets in which the Company intends to compete which could have a severe impact on the Company's ability to operate profitably.

Number of Employees
-------------------

The Company currently has 3 full-time employees and 2 part-time employees. The Company will not consider increasing the part-time employees to a full-time status and/or hiring additional employees in 2003 unless the Company is successful in securing additional funding. Since October 2001, the Company has had insufficient funds to pay salaries or other cash
compensation to its employees.   If the Company is unable to raise
significant additional funds it will not be able to continue to retain the services of its employees.

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

The Company

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

The Company's common stock is currently listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "RDWEE". As of May 15, 2003, the Company had 101 shareholders holding 16,053,684 shares of (post forward split)common stock. Of the issued and outstanding common stock approximately 3,288,157 are free trading, the balance are restricted stock as that term is used in Rule 144. The Company has never declared a dividend on its common stock other than a special dividend issued to one investor in 1998.


                                CLOSING BID            CLOSING ASK
                          ------------------------ -----------------------
                              HIGH         LOW         HIGH         LOW
                          -----------  ----------- -----------  -----------
2001
First Quarter       0.59375        0.4375         0.6875         0.5625
Second Quarter      0.46           0.33           0.5625         0.35
Third Quarter       0.40           0.13           0.50           0.16
Fourth Quarter      0.29           0.13           0.37           0.16

2002
First Quarter       4.77           2.38           0.23           0.11
Second Quarter      3.25           0.65           0.10           0.03
Third Quarter       1.39           0.17           4.15           0.01
Fourth Quarter      2.00           0.17           6.00           0.15

The above quotations, as provided by the Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Recent Sales of Unregistered Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

During the quarter ended December 31, 2002, the Company issued no securities, which were not registered under the Securities Act of 1933.

Subsequent to December 31, 2002, in March, 2003, the Company forward-split its issued and outstanding common stock on a 3-for-1 basis. All shareholders of record on the record date received an additional two common shares for every one share of common stock they owned on the record date.

ITEM 6.  PLAN OF OPERATIONS

Forward Looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements set forth in Item 7 and elsewhere in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-KSB.

Forward-looking statements, which can generally be identified by the use of such terminology as "may," "expect," "anticipate," "estimate," "forecast," "believe," "think," "could," "will," "continue," "intend," "seek," "plan," "should," "would" and similar expressions contained in this report, are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-KSB. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

For a complete understanding, this Plan of Operations should be read in conjunction with Part I, Item 1- Description of Business and Item 7 - Financial Statements of this Form 10-KSB.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries after elimination of all significant intercompany accounts and transactions.

Source of Funds

The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. The Company is and has been entirely dependent on outside sources of financing for continuation of operations and there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. The Company's independent auditors have note in their Report of Independent Auditors and in the Notes to the Financial Statements that the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Although the Company is actively seeking bridge financing and additional funding, it has been unsuccessful in securing such financing and/or funding. As of now, the Company is in immediate need of additional capital to continue operations. At the present time, there is no way to predict when, or if, any contributions may be made. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all.

The Company anticipates it will need approximately $750,000.00 (seven hundred fifty thousand dollars and zero cents) to implement its entertainment business model, fund pending acquisitions and negotiations, launch operations and support those operations for the next twelve months. Capital recruitment will be for either operational support which is expected to include stock-related transactions or project specific funding which can include project specific revenue sharing, stock-related
transactions, or a combination of these.   The Company believes it will
need approximately $300,000.00 (three hundred thousand dollars and zero cents) to support its energy marketing operations for the next twelve months. Until the Company is successful in securing full funding to implement its business plan and meet its operational needs, the Company is implementing the following strategies:

1) Project-specific funding recruitment that includes a 10% overhead allocation is being emphasized as this creates a shorter horizon for the Company realizing revenues;

2) Negotiation extensions are being recruited by the Company to allow us secure opportunites on timelines that have shifted since discussions originally began;

3) Vender concessions such as deferred payments or exchanges for restricted stock are being recuited to allow essential operations to continue;

4) Agreements that can be appropriately secured using restricted stock in lieu of cash are being pursued. These include but will not be limited to co-production agreements as well as operational support such as sublet office space from Ragtime at Los Angeles Center Studios;

5) While not part of the Company's long-term strategy, sale of assets such as intellectual property yet to be created will be pursued if necessary.

6) Consultants will be used for necessary activities until such a time as operational funding can allow for adding new hires. Contracts will be secured using either restricted or s-8 stock, depending on the nature of the services provided.

7) Capital recruitment between the entertainment and energy divisions is nearly autonomous and differentiated. Unless specified, funds that are recruited will be earmarked for specific support and may not translate equally across both divisions. This will be determined by investor requirement and will be subject to Board of Director approval.

Currently the Company has no commitment from any party to provide or make funds available to it to meet these capital needs. The Company is seeking infusions of capital to help commence its operations. At this point, the Company will consider raising such capital through both equity and debt financing.

Results of Operations

As of December 31, 2002, the Company had not generated any revenue, had current assets of $35, total current liabilities of $350,873, and an accumulated deficit of $350,838. Subsequent to year end, a significant portion of the Company's resources have expended in investigating and determining appropriate remedial actions necessary to address the failure of specific members of the business development consulting team to fulfill specific contractual obligations to the Company. To date, the Company has taken the following actions to address the problems created by these breaches:

1. Demanded return of 350,000 common shares (1,050,000 post forward 2003 split) as a result of nonperformance of services;
2.   Terminated specific contracts;
3.   Elected not to renew certain expiring contracts;
4. Negotiated extensions of critical contracts (such as the DreamCity acquisition);
5.   Established new essential business relationships;  and
6.   Launched a new investor relations campaign.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 is not expected to have any impact on the Company's results of operations or financial position.

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

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion
No. 30, "Reporting the Results of Operations   Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and
(ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim consolidated financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company will begin following the disclosure requirements of SFAS No. 148 beginning in January 2003.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The implementation of FIN No. 45 is not expected to have any impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 is not expected to have any impact on the Company's results of operations or financial position.

ITEM 7.  FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth in the "Table of Contents" on Page F-1.

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




                     CONSOLIDATED FINANCIAL STATEMENTS
                   WITH REPORT OF INDEPENDENT ACCOUNTANTS
        as of December 31, 2002, and for the period from inception,
                   August 13, 2002, to December 31, 2002

























                                    F-1


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________
                                                                       Page
                                                                       ----

  Report of Independent Accountants                                     F-3

  Consolidated Financial Statements:

     Consolidated Balance Sheet as of December 31, 2002                 F-4

     Consolidated Statement of Operations for the period from
     inception, August 13, 2002, to December 31, 2002                   F-5

     Consolidated Statement of Stockholders' Deficit for the period
     from inception, August 13, 2002, to December 31, 2002              F-6

     Consolidated Statement of Cash Flows for the period from
     inception, August 13, 2002, to December 31, 2002                   F-7

  Notes to Consolidated Financial Statements                            F-8


































                                    F-2


/Letterhead/

                     Report of Independent Accountants
                     ----------------------------------


To the Stockholders and Directors
Redwood Entertainment Group, Inc.


We have audited the accompanying consolidated balance sheet of Redwood Entertainment Group, Inc. (a corporation in the development stage) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception, August 13, 2002, to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Entertainment Group, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the period from inception, August 13 2002, to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 2, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /s/ Ham, Langston & Brezina, L.L.P.



May 21, 2003
Houston, Texas







                                    F-3


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                         CONSOLIDATED BALANCE SHEET
                             December 31, 2002
                                 __________

     ASSETS
     ------
Current assets:
  Cash and cash equivalents                                   $          35
                                                               ------------
     Total current assets                                     $          35
                                                               ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to a bank                                      $      63,000
  Note payable to stockholder                                        49,672
  Accounts payable and accrued liabilities                           28,961
  Accounts payable assumed in recapitalization                      210,987
                                                               ------------
     Total current liabilities                                      352,620
                                                               ------------
Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
     shares authorized, 5,351,228 shares issued and
     outstanding at December 31, 2002                                 5,351
  Additional paid-in capital                                      2,228,819
  Deferred compensation                                         (1,030,917)
  Losses accumulated during the development stage               (1,555,838)
                                                               ------------
     Total stockholders' deficit                                  (352,585)
                                                               ------------
     Total liabilities and stockholders' deficit              $          35
                                                               ============















                The accompanying notes are an integral part
                 of the consolidated financial statements.
                                    F-4


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED STATEMENT OF OPERATIONS
    for the period from inception, August 13, 2002, to December 31, 2002
                                 __________



  Operating, general and administrative expenses,
    except consulting expense                                 $      76,968
  Consulting expense                                              1,202,233
  Cost of recapitalization                                          273,987
  Interest expense                                                    2,650
                                                               ------------
     Net loss                                                 $ (1,555,838)
                                                               ============


Weighted average shares outstanding                               4,665,291
                                                               ============
Net loss per common share                                     $     (0.33)





































                The accompanying notes are an integral part
                 of the consolidated financial statements.
                                    F-5


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
    for the period from inception, August 13, 2002, to December 31, 2002
                                 __________


                                                               Losses
                                                             Accumulated
                                    Additional               During the
                     Common Stock     Paid-In     Deferred   Development
                 Shares     Amount    Capital   Compensation   Stage        Total
               ---------------------------------------------------------------------
Balance at
 inception,
 August 13,
 2002                      $   -    $     -     $      -     $     -     $     -

Initial
 contribution
 to establish
 Energy
 Resource
 Management,
 Inc.                100       -         1,020         -           -          1,020

Recapitalization
 on August 26,
 2002
 (See Note 3)  4,446,128      4,446     (4,446)        -           -
                     -

Common stock
 issued in
 exchange for
 consulting
 services        905,000        905  2,232,245  (1,030,917)        -      1,202,233

Net loss            -          -          -            -      (1,555,838)(1,555,838)
               ---------------------------------------------------------------------
Balance at
 December
 31, 2002      5,351,228   $  5,351 $2,228,819 $(1,030,917) $(1,555,838) $ (352,585)
               =====================================================================












                The accompanying notes are an integral part
                 of the consolidated financial statements.
                                    F-6


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
    for the period from inception, August 13, 2002, to December 30, 2002
                                 __________

Cash flows from operating activities:
  Net loss                                                     $(1,555,838)
  Adjustments to reconcile net loss to net
    cash used by operating activities
  Cost of recapitalization                                          273,987
  Amortization of deferred compensation                           1,202,233
  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                         28,961
                                                               ------------
     Net cash provided (used) by operating activities              (50,657)
                                                               ------------
Cash flows from financing activities:
  Proceeds from stockholder advances                                 49,672
  Proceeds from sale of common stock                                  1,020
                                                               ------------
     Net cash provided by financing activities                       50,692
                                                               ------------
Net increase in cash and cash equivalents                                35

Cash and cash equivalents at beginning of period                       -
                                                               ------------
Cash and cash equivalents at end of period                     $         35
                                                               ============

























                The accompanying notes are an integral part of these consolidated financial statements.
                                    F-7

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------
     Redwood Entertainment Group Inc. (the "Company") is a Nevada Corporation that intends to acquire companies operating in the entertainment industry. The Company originally intended to engage in energy marketing and providing energy related products and services to commercial, industrial and manufacturing customers, as well as wholesale entities such as municipalities, rural electric co-ops and local distribution companies; however, a change in the Company's business plan was adopted (See Note 3). The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.

     The Company was originally incorporated as Energy Resource Management, Inc. on August 13, 2002 and subsequently adopted a name change to Redwood Energy Group, Inc. upon completion of a recapitalization on August 26, 2002. The re-capitalization occurred when the Company acquired the non-operating public shell of Gene-Cell, Inc. Gene-Cell had no significant assets or operations at the date of acquisition and the Company assumed all liabilities that remained from its prior discontinued operation as a biopharmaceutical research company. The historical financial statements presented herein are those of Redwood Entertainment Group, Inc. and its predecessors, Redwood Energy Group, Inc. and Energy Resource Management, Inc.

     The non-operating public shell used to recapitalize the Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc. and finally its current name, Redwood Entertainment Group, Inc.

Following is a summary of the Company's significant accounting policies:

Significant Estimates
---------------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Cash and Cash Equivalents
-------------------------
     The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents.

                                 Continued
                                    F-8


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

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

     Stock-Based Compensation
     ------------------------
     Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

     Loss Per Share
     --------------
     Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2002 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the period from inception, August 13, 2002, to December 31, 2002.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     Comprehensive Income
     --------------------
     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic consolidated financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's consolidated financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

                                 Continued
                                    F-9


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

1.   Organization and Summary of Significant Accounting Policies, continued
     ------------------------------------------------------------
     Recently Issued Accounting Pronouncements
     -----------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 did not have any impact on the Company's results of operations or financial position.

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

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion
No. 30, "Reporting the Results of Operations   Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and
(ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.



                                 Continued
                                    F-10



                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------
     Recently Issued Accounting Pronouncements continued
     ---------------------------------------------------

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim consolidated financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company will begin following the disclosure requirements of SFAS No. 148 beginning in January 2003.



                                 Continued
                                    F-11


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------
     Recently Issued Accounting Pronouncements continued
     ---------------------------------------------------
     In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The implementation of FIN No. 45 is not expected to have any impact on the Company's results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 is not expected to have any impact on the Company's results of operations or financial position.

2.   Going Concern Considerations
     ----------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has a net loss of $1,555,838 for the period from inception, August 13, 2002, to December 31, 2002. Additionally, at December 31, 2002, the Company is in a negative working capital and stockholders' deficit position of $352,585. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                 Continued
                                    F-12


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

2.   Going Concern Considerations, continued
     ---------------------------------------

     The Company plans to develop into a premier independent multimedia entertainment company. To this end, during the first quarter 2003, the Company entered into an agreement to acquire DreamCity Entertainment.
While the Company has, to date, been unable to fulfill all of its obligations under the agreement, the Company is working to renegotiate the terms of the agreement to allow it to go forward. The Company believes the acquisition of DreamCity Entertainment would provide the Company a solid operation on which to implement its business plan. However, The Company's plan may require substantial amounts of capital.

     There can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations as a development stage company, that the Company can raise adequate long-term capital from private placement of its common stock or private debt to complete a strategic acquisition of an entertainment company such as the DreamCity Entertainment, nor that the Company can implement its business plan after an acquisition in the entertainment industry. There can also be no assurances that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, as follows:

     - The Company's ability to obtain adequate sources of funding to sustain it during the development stage. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

     - The ability of the Company to implement its business plan and become a viable entertainment company.

     - The ability of the Company to ultimately achieve adequate profitability and positive cash flows to sustain its operations.


3.   Recapitalization
     ----------------
     On August 26, 2002, Gene-Cell, Inc. entered into an agreement and Plan of Reorganization (the "Agreement") whereby the Company agreed to acquire all of the issued and outstanding shares of Energy Resource Management, Inc. ("ERM") in exchange for 4,000,000 restricted common shares. The Agreement represented a re-capitalization of ERM with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A re-capitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. ERM, the private operating company, emerged as the surviving financial reporting entity under the Agreement, but Gene-Cell, Inc. remained as the legal reporting entity. The accompanying financial statements present the historical financial results of ERM.

     Subsequent to the recapitalization, the name of Gene-Cell, Inc. was changed to Redwood Energy Group, Inc. and then its current name, Redwood Entertainment Group, Inc.
                                 Continued
                                    F-13


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________


3.   Recapitalization, continued
     ---------------------------

     The consideration given by the Company in the recapitalization was approximately $274,000 and was to be achieved through the assumption of a note payable, accounts payable and accrued liabilities of the public shell. The 4,000,000 shares of common stock issued by the Company is currently held in escrow and will not be issued to the stockholder of ERM until certain debts assumed in the re-capitalization, totaling approximately $65,000, have been satisfied by ERM.

4.   Note Payable to a Bank
     ----------------------
     Note payable to a bank at December 31, 2002 consists of amounts due under a $60,000 revolving line of credit, bearing interest at 11.75% per year and due on demand. This line of credit is collateralized by the guarantees of certain primary stockholders. This note was assumed in connection with the recapitalization of the Company.

5.   Note Payable to Stockholder
     ---------------------------

     Note payable to a stockholder represents advances made by a Robert Gower to allow the Company to meet certain obligations in the ordinary course of business. The note is on informal terms and bears no stated rate of interest.

6.   Accounts Payable and Accrued Liabilities
     ----------------------------------------

     Accounts payable and accrued liabilities at December 31, 2002 consists of the following:

     Accounts payable                                       $   23,961
     Accrued interest and other liabilities                      5,000
                                                            ----------
          Total                                             $   28,961
                                                            ==========

     Accounts payable assumed in the recapitalization of the Company represent trade payables of the public shell company that were assumed as a condition of the recapitalization. Such payables were incurred by Gene-Cell, Inc. prior to August 26, 2002.

7.   Income Taxes
     ------------

     The composition of deferred tax assets and the related tax effects at December 31, 2002 are as follows:

     Benefit from carryforward of net operating loss         $ 947,920

     Less valuation allowance                                 (947,920)
                                                             ----------
          Net deferred tax asset                             $    -
                                                             ==========
                                 Continued
                                     14


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

7.   Income Taxes, continued
     -----------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the period from inception, August 13, 2002, to December 31, 2002 is as follows:

                                                                 Percentage
                                                                 of Pre-Tax
                                                       Amount       Loss
                                                     ----------  ----------
     Benefit for income tax at federal statutory rate$ 528,985      34.0%
     Non-deductible compensation                      (408,759)     26.3
     Non-deductible recapitalization costs            ( 93,155)      6.0
     Increase in valuation allowance                  ( 27,071)    ( 1.7)
                                                     ----------  ----------
       Total                                         $    -          -    %
                                                     ==========  ==========

     At December 31, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,788,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2022. The benefit from utilization of net operating loss carryforwards incurred prior to August 26, 2002 was significantly limited in connection with a recapitalization (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

8.   Lease Commitments
     -----------------

     During the period from October 1, 2002 to December 31, 2002, the Company leased office space under a short-term operating sub-lease agreement. The lease expired on December 31, 2002 and has not been renewed. The Company is currently considering its facilities requirements and has not yet determined when an office space lease will be initiated. Rental expense for operating leases was $4,500 during the period from inception, August 13, 2002, to December 31, 2002.

9.   Stockholders' Equity
     --------------------
     During the period from inception, August 13, 2002, to December 31, 2002, the Company issued shares of its common stock to compensate consultants as follows:

     - On August 26, 2002 the Company entered into the recapitalization transaction under which the Company agreed to acquire all of the issued and outstanding common stock of Energy Resource
          Management, Inc. ("ERM") in exchange for 4,000,000 shares of the Company's common stock (See Note 3).

                                 Continued
                                    F-15


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

9.   Stockholders' Equity, continued
     -------------------------------

     - On August 26, 2002 and September 30, 2002 the Company entered into consulting agreements with five consultants for services related to business strategy and business development. The consulting agreements have a term of two to three months and required the Company to issue 905,000 shares of common stock valued at $2,232,150 based on the quoted market price on the dates of the transactions. The transactions resulted in a charge to consulting expense of $1,202,233 for the period from inception, August 13, 2002, to December 31, 2002 and deferred compensation, presented as an increase in stockholders' deficit of $1,030,917, at December 31, 2002.

     Subsequent to December 31, 2002, the Company demanded return of 350,000 shares of common stock issued under the consulting agreements as a result of nonperformance of services and failure by specific members of the Company's business development consulting team to fulfill specific contractual obligations to the Company. The response to the Company's demand is not yet known.

     Effective March 3, 3003 the Company adopted a 3 to 1 forward stock split. This stock split has not been reflected in the accompanying financial statements because it was not effective at the balance sheet date.


10.  Stock Options and Warrants
     --------------------------

     Gene-Cell, Inc., the public shell Company, used in the recapitalization of ERM periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options were approved by the Board of Directors. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant.

     The Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in its accounting for employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options was greater than or equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     At the time of the recapitalization, all stock options were fully vested and exercisable. Following is a summary of outstanding stock options at December 31, 2002:


                                 Continued
                                    F-16


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

10.  Stock Options and Warrants, continued
     ------------------------------------

                                            Remaining
                                            Contractual
							  Number of
 Shares      Expiration Date    Life (Years)Exercise Price
       231   July 2007             4.5      $32.50
     1,361   July 2007             4.5      $13.00
     1,154   March 2008            5.3      $65.00
       125   June 2008             5.5      $65.00
       125   June 2009             6.5      $65.00
       129   June 2010             7.5      $65.00
       391   April 2011            8.3      $65.00
       340   June 2011             8.5      $65.00
    24,302   August 2011           8.6      $22.75
    32,769   February 2012         9.2      $13.00
     5,769   February 2012         9.2      $13.00
    31,538   July 2012             9.5      $ 3.25
             ------
    98,234   Weighted average exercise price          $13.53
             ======

     Gene-Cell, the public company used in the recapitalization of ERM, had also issued stock warrants to investors prior to the recapitalization, which remain outstanding at December 31, 2002. Based upon such issuances, at December 31, 2002 the Company has outstanding, warrants to acquire 30,077 shares of the Company's common stock at $130 per share. These outstanding warrants are exercisable through November 2005.









                                    F-17



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Name                Age       Position                   Director or Officer Since
----------------    ------    -------------------        -------------------------
Brian R. Davis      47        Chairman of the Board of   January 1997
                              Directors, Secretary,
                              Treasurer,

Kathy Procopio      48        Director                   January 2003

Whitney Farmer      38        Director, President,       January 2003
                              CEO, CFO

Michael Davis       39        Director, President of     May 2003
                              DreamCity Entertainment


The Company currently has a vacant seat on the Board of Directors.

The following sets forth certain biographical information relating to the Company's Officers and Directors:

Brian R. Davis, Ph.D., Chairman of the Board,  Secretary, Treasurer .
Dr. Davis is a co-founder of Gene-Cell. Dr. Davis currently holds the position of Adjunct Associate Professor, Department of Microbiology & Immunology Department of Internal Medicine at the University of Texas Medical Branch ("UTMB"). From 1995 to 2000, Dr. Davis held the position of Associate Professor, Department of Microbiology & Immunology Department of Internal Medicine and Senior Scientist, Sealy Center for Oncology & Hematology also at UTMB. Prior to joining UTMB, Galveston in 1995, Dr. Davis was a Visiting Scholar at the Department of Molecular Microbiology & Immunology at the Johns Hopkins School of Public Health in Baltimore Maryland (1994-1995) and spent nine years as Scientist at the Institute of Cancer Research/ Geraldine Brush Cancer Research Institute in San Francisco, holding the positions of Acting Director and Associate Director(1986-1995). Dr. Davis received his A.B. summa cum laude from Harvard University in 1976, received his Ph.D. from California Institute of Technology in 1980, and conducted his postdoctoral training at the University of California, Irvine from 1982-1986. Dr. Davis has an extensive list of publications in the fields of hematopoiesis and retrovirology.

Kathy Procopio, Ph.D, Director. Dr. Procopio has extensive experience in financial services with 22 years in the marketplace. Her background includes working for Drexel Burnham Lambert stock brokerage in Mike Milken's office as administrative supervisor and managing 60 sales support staff. Dr. Procopio provided executive oversight for a billionaire heiress who provides financial services for high profile clients. Asset management for these portfolios was in excess of $250,000,000.00 from approximately 50 different accounts. For the past 12 years, Dr. Procopio has been the owner of a branch of Primerica, an asset management/financial services company. She recruited and trained a sales force that grew to over 60 licensed agents representing nearly 1000 clients with approximately $10,000,000.00 in assets under administration.

Whitney Farmer, Director, President and Chief Executive Officer. Ms. Farmer received her B.S. with Honors and M.B.A. from Western Washington University in Bellingham, Washington. Originally a mortgage banker with Lynnwood Mortgage Corporation (now Golf Savings Bank), her client base included a range from builder/developer packaging to high risk first time homebuyers. She has served in executive volunteer/Board of Director capacities for the American Heart Association, American Cancer Society, and Washington State Omnibus Bill AIDS Task Force, and has launched three different private sector internship programs in Washington State. As a consultant for ACT, Incorporated, she authored a Strategic Plan for California State specifically addressing Los Angeles Unified School District. Her further consulting work in the greater Los Angeles area has concentrated on integrating non-profit/educational/charitable objectives with entertainment sector companies and foundations. Immediately prior to beginning with Redwood Entertainment Group, Inc., Ms. Farmer was Vice President of Internal Development for Duke Media. In this endeavor, she recruited capital and other resources for both live action and animated projects, and developed public/private partnerships domestically and internationally.

Michael Davis, Director, President of DreamCity Entertainment. Mr. Davis is an artist, entrepreneur, educator, and mentor. Originally an illustrator, Mr. Davis graduated from the High School of Art and Design and subsequently Pratt University. His clients have included CBS, NBC, Nike, Smirnoff, Marvel, and DC Comics. He was the Artistic Director of the Art Carnival at the Museum of Modern Art in New York City. Through that program and his mentor program, his students are representative of who would become the most highly regarded professionals in animation, comics, and illustration. He was selected as the first to illustrate ETC, the first project of Piranha Press of DC Comics. In cooperation with three other partners, Mr. Davis co-founded Milestone Media. Milestone was sold in a distribution deal to Time-Warner in what was at the time the first ever done by Time-Warner with a Black-owned company. Since its debut in 1993, Milestone has sold over 10 million copies worldwide of its publications featuring a universe of multicultural characters and making it the biggest Black comic book publisher in the world. One of the Milestone properties, "Static Shock!", became the hit WBKids television show which for the last three years has usually captured a #1 viewership ranking and was nominated for
two 2002 Emmys.   After selling Milestone, Mr. Davis was recruited as
President/CEO of Motown Film and Animation, a new venture of Motown Records wherein Mr. Davis reported directly to Jeryl Busby, President of Motown, and Clarence Avant, Chair of Motown. As CEO, Michael created and placed into development shows at Disney, ABC, Fox, and Nickelodeon. As an educator, Mr. Davis created Action Files for Simon & Schuster, at the time the only comics-based curriculum reading program taught in any school system. His mentor program was recognized with proclamations from the cities of Los Angeles, New York, and East Orange. Mr. Davis created the

Magic Media reading program, a joint venture with Magic Johnson Enterprises and RKO Magic, a joint venture with of Magic Johnson Entertainment and RKO Pictures that reinterprets the historic catalog of RKO intellectual
properties for the modern urban multicultural market.   As a speaker, Mr.
Davis has been the keynote speaker for the New York United Federation of Art Teachers and the Federal Bureau of Investigation. In 1997, Mr. Davis was named Mentor of the Year by Mentor magazine. He has been profiled in Black Enterprise magazine, the New York Daily News, the New York Times, and by CNN, The Today Show, MTV, and BET. In 1997, the Stockton School in East Orange, New Jersey (a k-6 magnet school for film, television, animation, and radio, renamed the Gordon Parks School), renamed their auditorium The Michael Davis Auditorium.

Dependence Upon Key Personnel
-----------------------------

Company's ability to achieve success will depend, in part, upon its ability to attract and retain highly qualified people in the various areas of management while maintaining relationships with leading sector identities. Michael Davis, President of DreamCity, and Robert Gower, are essential in achieving the revenue generating goals of the firm. Mr. Davis has made a contractual three year commitment to the Company. President and CEO Whitney Farmer is essential in her role of creating and executing a sustainable capital structure strategy that will sufficiently support operations and provide for revenue to be generated through implementing the Company's entertainment and energy marketing business plans. The loss of these key individuals may adversely affect the Company's business and prospects. Moreover, none of these key personnel has been received cash compensation for services rendered to the Company. It is unclear how much longer the Company will be able to continue to retain the services of these key individuals without an infusion of additional capital. The Company carries no key man life insurance binder until such a time that sufficient operational capital is secured to provide for this coverage.

Family Relationships
--------------------

None. As a clarification, the Michael Davis currently on record as a Board member and President of DreamCity Entertainment is a different individual from former Gene-Cell Board member Michael R. Davis, brother to current Board Chair Dr. Brian R. Davis.

Compliance with Section 16(a) of the Exchange Act

Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the
Company's filing on Form 10-SB.    Form 4 is to report changes in
beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership, which is due 45 days after the fiscal year end of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

                              SUMMARY COMPENSATION TABLE

                  Annual Compensation                       Long Term Compensation
                  -------------------                       ----------------------
                                                    Awards                  Payouts
                                                    ------                  -------
Name                                       Other    Restr                   All
and                                        Annual   icted                   Other
Principal                           Bonus  Compen   Stock   Options LTIP    Compen
Position          Year   Salary     $      sation   Awards  /SARs   Payout  sation
------------------------------------------------------------------------------------
Robert Gower      2002   $14,000    $-0-   $-0-     -0-     -0-     $-0-    $-0-
Former CEO

Brian R. Davis    2002   -0-        -0-    -0-      -0-     86,498* -0-     -0-
Director,
  Former CEO      2001   178,000    -0-    -0-      -0-     8,569   -0-     -0-
                  2000    77,329    -0-    -0-      -0-     -0-     -0-     -0-

* These options were granted as reimbursement for expenses accrued on behalf of the Company by Dr. Davis. The value of these shares upon is estimated as 26,615 at a value of $3.25 per share.

Compensation of Directors

There are no compensation plans in place for directors of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangement

None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2002, the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,351,288 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title of       Name and Address of      Amount and Nature of
Class          Beneficial Owner         Beneficial Ownership(2)Percentage of Class
------------------------------------------------------------------------------------
Common         Brian R. Davis (1)(3)     93,931               1.7%
               8606 Arranmore Lane
               Houston, TX 77095

Common         Michael Davis(1)         -0-                   -0-
               172-32 133rd Avenue
               Queens, New York 11434

Common         Whitney Farmer(1)             -0-              -0-
               18630 Burbank Blvd.,
               Suite 115
               Tarzana, CA 91356

Common         Robert Gower             4,000,000             74.75%
               1709 Meadowbrook Road
               Altadena, CA 91001

Common         Dr. Kathy Procopio(1)         -0-              -0-
               9778 Katella Ave.,
               Suite 114
               Anaheim, CA 92804
------------------------------------------------------------------------------------
Common         Officers, Directors and                        76.45%
               Nominees as a Group:
               4persons
------------------------------------------------------------------------------------

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

(3) This number reflects shares held by B.R. Davis Investment Ltd. which holds approximately 55,985 shares and B.R. Davis IRA c/o Trust Co. of America which holds approximately 2,754 shares. This number also includes stock options, that have or will vest in the next 60 days, to purchase up to 35,192 shares.

To the Company's knowledge, there are no arrangements which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K
On October 25, 2002, the Company filed an amendment to a Current Report it initially filed on August 27, 2002 disclosing the acquisition of Energy Resource Management, Inc. ("ERMI"). The purpose of this amended Current Report was to provide additional disclosure regarding the business of ERMI, and to provide relevant financial information including audited financial information for both the Company and ERMI and pro-forma financial statements.
(b)  Exhibits:
Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                       SIGNATURES AND CERTIFICATIONS

In accordance with the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REDWOOD ENTERTAINMENT GROUP, INC.


May 22, 2003                       By: /s/ Whitney Farmer
                                   ----------------------------------
                                   Whitney Farmer,
                                   President, Chief Executive Officer,
                                   and Chief Financial Officer

                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 I, Whitney Farmer, certify that:

(1) I have reviewed this annual  report on Form 10-KSB of Redwood
Entertainment Group, Inc., (the "Company");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4) I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 22, 2003            By: /s/Whitney Farmer
                              ---------------------------
                              Whitney Farmer, Principal Executive Officer

                CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 I, Whitney Farmer, certify that:

(1) I have reviewed this annual  report on Form 10-KSB of Redwood
Entertainment Group, Inc., (the "Company");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 22, 2003            By: /s/ Whitney Farmer
                              ---------------------------------------
                              Whitney Farmer, Principal Financial Officer