Form 10QSB
period 2003-03-31
REDWOOD ENTERTAINMENT GROUP INC
filed 2003-06-24
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                              Commission File Number:
  March 31, 2003                                               0-27727

                 Redwood Entertainment Group, Incorporated
               ---------------------------------------------
               (Name of small business issuer in its chapter)


     Nevada                                                 91-1766174
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)


Los Angeles Center Studios, 1201 W. 5th St., Suite. F-080             90017
Los Angeles, California
------------------------------------------------                    -------
(Address of principal executive offices)                         (Zip Code)


     Issuer's telephone number, including area code          (213)534-3409

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

As of March 31, 2003, the issuer had total of 16,038,684 shares of common stock of its $.001 par value common stock outstanding.


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




































                                     2
PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS









                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                ___________


           UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003











































                                     3

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                       Page
                                                                       ----

Unaudited Consolidated Condensed Financial Statements:

Unaudited Consolidated Condensed Balance Sheet as of March 31, 2002  . .F-5

Unaudited Consolidated Condensed Statement of Operations for
 the three months ended March 31, 2003 and for the period from inception, August 13, 2002, March 31, 2003. . . . . . . . . . . . . . .F-6

Unaudited Consolidated Condensed Statement of Stockholders' Deficit
 for the three months ended March 31, 2003 and for the period from inception, August 13, 2002, to March 31, 2003. . . . . . . . . . .F-7

Unaudited Consolidated Condensed Statement of Cash Flows for the
 three months ended March 31, 2003 and for the period from
 inception, August 13, 2002, to March 31, 2003 . . . . . . . . . . . . .F-8

Notes to Unaudited Consolidated Condensed Financial Statements . . . . .F-9






































                                     4
                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                               March 31, 2003
                                 __________

   ASSETS
   ------
Current assets:
  Cash and cash equivalents                                   $        184
                                                               ------------
   Total current assets                                       $        184
                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
 Note payable to a bank                                       $     61,190
 Note payable to stockholder                                        49,672
  Other notes payable                                               50,000
  Accounts payable and accrued liabilities                          43,961
  Accounts payable assumed in recapitalization                     210,987
                                                               ------------
   Total current liabilities                                       415,810
                                                               ------------
Commitment and contingencies

Stockholders' deficit:
 Common stock, $.001 par value, 100,000,000 shares
  shares authorized, 16,038,681 shares issued and
  outstanding at March 31, 2003                                     16,039
 Additional paid-in capital                                      2,218,131
 Losses accumulated during the development stage                (2,649,796)
                                                               ------------
   Total stockholders' deficit                                    (415,626)
                                                               ------------
   Total liabilities and stockholders' deficit                $        184
                                                               ============



















                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                     5

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED STATEMENT OF OPERATIONS
        For the three months ended March 31, 2003 and for the period from inception, August 13, 2002, to March 31, 2003
                                 __________

                                                        For the           From
                                                     Three Months      Inception
                                                         Ended            to
                                                   March 31, 3003 March 31, 2003
                                                    -------------  -------------
Operating, general and administrative expenses,
  except consulting expense                        $      61,821  $     138,789
Consulting expense                                     1,030,917      2,233,150
Cost of recapitalization                                       -        273,987
Interest expense                                           1,200          3,850
                                                    -------------  -------------
   Net loss                                        $  (1,093,938) $  (2,649,796)
                                                    =============  =============

Weighted average shares outstanding                   16,038,681
                                                    =============
Net loss per common share                          $       (0.07)
                                                    =============
































                   The accompanying notes are an integral part
          of the unaudited consolidated condensed financial statements.
                                        6

                        REDWOOD ENTERTAINMENT GROUP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
        For the three months ended March 31, 2003 and for the period from inception, August 13, 2002, to March 31, 2003
                                   __________

                                                                   Losses
                                                  Additional  Accumulated
                                                    Deferred   During the
                           Common Stock             Paid-In      Compen-   Development
                  Shares      Amount    Capital     sation       Stage        Total
                ---------- ---------- ----------  ---------- ------------  ----------
Balance at
 inception,
 August 13,
 2002           $        - $        - $        -  $        - $          -           -

Initial
 contribution
 to establish
 Energy
 Resource
 Management,
 Inc.                  300          -      1,020           -            -       1,020

Recapit-
 alization
 on August
 26, 2002
 (See
 Note 3)        13,323,681     13,324   (13,324)           -            -           -

Common stock
 issued in
 exchange for
 consulting
 services        2,715,000      2,715  2,230,435  (1,030,917)           -   1,202,233

Net loss                 -          -          -  (1,555,838) (1,555,838)           -
                ---------- ---------- ----------  ---------- ------------  ----------
Balance at
 December
 31, 2002       16,038,681     16,039  2,218,131  (1,030,917) (1,555,838)   (352,585)

Consulting
 services
 recognized
 under
 consulting
 agreements              -          -          -   1,030,917            -   1,030,917

Net loss                 -          -          -           -  (1,093,958) (1,093,958)
                ---------- ---------- ----------  ---------- ------------  ----------
Balance at
 March 31,
 2003           16,038,681 $   16,039 $2,218,131  $        - $(2,649,796)  $(415,626)
                ========== ========== ==========  ========== ============  ==========

                  The accompanying notes are an integral part
          of the unaudited consolidated condensed financial statements.
                                        7

                       REDWOOD ENTERTAINMENT GROUP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       For the three months ended March 31, 2003 and for the period from inception, August 13, 2002, to March 31, 2003
                                   __________

                                                        Three Months      Inception
                                                            Ended           to
                                                      March 31, 3003   March 31, 2003
                                                     ---------------  ---------------
Cash flows from operating activities:
 Net loss                                            $   (1,093,958)  $   (2,649,796)
 Adjustments to reconcile net loss to net
  cash used by operating activities
   Cost of recapitalization                                        -          273,987
 Amortization of deferred compensation                     1,030,917        2,233,150
Changes in operating assets and liabilities:
 Accounts payable and accrued liabilities                     13,190           42,151
                                                     ---------------  ---------------
   Net cash provided (used)
   by operating activities                                  (49,851)        (100,508)


Cash flows from financing activities:
 Proceeds from stockholder advances                                -           49,672
 Proceeds from other notes payable                            50,000           50,000
 Proceeds from sale of common stock                                -            1,020
                                                     ---------------  ---------------
   Net cash provided by financing activities                  50,000          100,692
                                                     ---------------  ---------------
Net increase in cash and cash equivalents                        149              184

Cash and cash equivalents at beginning of period                  35                -
                                                     ---------------  ---------------
Cash and cash equivalents at end of period           $           184  $           184
                                                     ===============  ===============




















                   The accompanying notes are an integral part
         of these unaudited consolidated condensed financial statements.
                                        8

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






                                     9

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________


1.   Organization and Summary of Significant Accounting Policies, continued
     ------------------------------------------------------------

     Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the respective full years.

2.   Going Concern Considerations
     ----------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has a net loss of $2,649,797 for the period from inception, August 13, 2002, to March 31, 2003. Additionally, at March 31, 2003, the Company is in a negative working capital and stockholders' deficit position of $415,626. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

     The Company's ability to obtain adequate sources of funding to sustain it during the development stage. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.
                                     10

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

2.   Going Concern Considerations, continued
     ---------------------------------------
     The ability of the Company to implement its business plan and become a viable entertainment company.

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

4.   Income Taxes
     ------------
     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the three months ended March 31, 2003 is primarily attributable to non-deductible compensation expense and an increase in the valuation allowance recorded to reduce deferred tax assets to their estimated net realizable value.

     At March 31, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,7853,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2022. The benefit from utilization of net operating loss carryforwards incurred prior to August 26, 2002 was significantly limited in connection with a recapitalization. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.
                                 Continued
                                     11
                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

5.   Stockholders' Equity
     --------------------
     Effective March 3, 3003 the Company adopted a 3 to 1 forward stock split. This stock split has been reflected in the accompanying financial statements on a retroactive basis and all references to shares outstanding, weighted average shares and earnings per share have been restated to reflect the split as if it had occurred at inception.

     Subsequent to March 31, 2003, the Company demanded return of 350,000 shares of common stock, (1,050,000 post March 3, 2003 forward split), issued under the consulting agreements as a result of nonperformance of services and failure by specific members of the Company's business development consulting team to fulfill specific contractual obligations to the Company. The response to the Company's demand is not yet known. The Company Board of Directors unanimously elected not to renew these consulting contracts and is currently conducting an investigation into relevant aspects of these consulting agreements. A new consulting agreement with a different consultant was executed on June 16, 2003 to provide business development and capital recruitment services in exchange for 500,000 shares of restricted stocks. Capital will be preferentially recruited for projects forecasted to generate revenue as opposed to recruitment for operations.

     Subsequent to March 31, 2003, the Company also successfully negotiated an extension to satisfying the terms of its DreamCity acquisition to September 1, 2003 in exchange for 250,000 shares of restricted stock.




























  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In December 1996, the Company changed its name to Genecell, Inc. and appointed new officers and directors to the Company. On September 29, 1997 the Company changed its name to Gene-Cell, Inc. From December 1996 to December 2002, the Company focused its plan of operations on the business of developing therapies that can treat major diseases and disorders of the human blood system.

     On August 26, 2002, Gene-Cell, Inc. entered into an Agreement and Plan of Reorganization (the "Agreement") whereby the Company acquired all of the issued and outstanding shares of Energy Resource Management, Inc., ("ERM") in exchange for 4,000,000 restricted common shares. The Agreement represented a recapitalization of ERM with accounting treatment similar to that used in a reverse acquisition. In the Reorganization, ERM assumed the accounts payable and accrued liabilities of the Company. The 4,000,000 shares of common stock issued by the Company is currently held in escrow and will not be delivered to ERM until certain debts of the Company totaling approximately $65,000 have been satisfied by ERM.

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


     Results of Operations
     ---------------------

     During the period from inception, August 13, 2002, to March 31, 2003, the Company has not generated any revenue.

     As of March 31, 2003, the Company had losses accumulated in the development stage of $2,649,797 funded by paid-in capital. The Company had a net loss of $1,093,959 for the three months ended March 31, 2003

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2003, the Company will continue to pursue funding for the business of Redwood Entertainment Group and ERM. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all.

ITEM 3. CONTROLS AND PROCEDURES

 (a)      Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
     The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on her evaluation, the Company's Chief Executive Officer /Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls and Procedures.
     --------------------------------------------
     Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                        PART II   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 2. CHANGES IN SECURITIES

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

As disclosed in the 8K filing dated March 3, 2003, the Board of Directors of the Company declared the advisability of a three-to-one forward stock split of the issued and outstanding shares of the Company's Common Stock as described in the Amendment. On March 3, 2003, the forward stock split, was adopted by the written consent of holders of a majority of the voting rights represented by the Company's outstanding shares of stock entitled to vote thereon in accordance with Section 78.320(2) of the Nevada Revised Statutes ("NRS"). The forward stock split was effected by filing an amendment to the Corporation's Articles of Incorporation. The forward stock split became effective on March 3, 2003 Following the forward stock split, the Company had 16,038,681 common shares issued and outstanding.
The authorized common stock of the Company remained unchanged.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

PRE 14C Other preliminary information statements 2003-02-26 000-27727 8-K Current report, item 1 2003-02-26 000-27727
8-K Current report, items 5 and 6  2003-01-16 000-27727









                       SIGNATURES AND CERTIFICATIONS

     In accordance with the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         REDWOOD ENTERTAINMENT GROUP, INC.


June 23, 2003            By: /s/ Whitney Farmer
                         ------------------------------------
                         Whitney Farmer,
                         President, Chief Executive Officer,
                         and Chief Financial Officer


June 23, 2003            By: /s/ Brian R. Davis
                         ------------------------------------
                         Brian R. Davis,



















                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 I, Whitney Farmer, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Redwood Entertainment Group, Inc., (the "Company");

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

     (4) I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Company and have:

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

     (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 23, 2003      By: /s/Whitney Farmer
                         -------------------------------
                         Whitney Farmer, Principal Executive Officer

                CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 I, Whitney Farmer, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Redwood Entertainment Group, Inc., (the "Company");

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

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Company and have:

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

     (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 23, 2003      By: /s/ Whitney Farmer
                         ---------------------------------
                         Whitney Farmer, Principal Financial Officer