Form 10QSB
period 2003-06-30
REDWOOD ENTERTAINMENT GROUP INC
filed 2003-09-24
CIK 1096637

Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB
               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  June 30, 2003                                                0-27727


                     REDWOOD ENTERTAINMENT GROUP, INC.
                   --------------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                              ----------------
       (State or other jurisdiction of incorporation or organization)

                                 91-1766174
                            -------------------
                    (I.R.S. Employer Identification No.)


       Los Angeles Center Studios, 1201 West 5th Street, Suite F-080
                           Los Angeles, CA 90017
       --------------------------------------------------------------
                  (Address of principal executive offices)

                               (213) 534-3558
                           ---------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X   Yes         No
          -----       -----


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

      Common stock, par value $.001; 39,224,684 shares outstanding as of September 15, 2003

                                                                      Page
                                                                     ------

PART I.  FINANCIAL INFORMATION

  Item 1.   Unaudited Consolidated Condensed Financial Statements

     Unaudited Consolidated Condensed Balance Sheet
     as of June 30, 2003 . . . . . . . . . . . . . . . . . . . . . . . 4

     Unaudited Consolidated Condensed Statement of Operations
     for the three and six months ended June 30, 2003 and for the period from inception, August 13, 2002, June 30, 2003 . . . . . . 5

     Unaudited Consolidated Condensed Statement of Stockholder's
     Equity for the three and six months ended June 30, 2003 and for the period from inception, August 13, 2002, June 30, 2003 . . 6

     Unaudited Consolidated Condensed Statement of Cash Flows for the three and six months ended June 30, 2003 and for the period from inception, August 13, 2002, June 30, 2003 . . . . . . . . . . . . 8

     Notes to Financial Statements at June 30, 2003. . . . . . . . . . 9

  Item 2.   Management Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . .13

  Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . .15

PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . .15

  Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .16

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .17



























                                     2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     REDWOOD ENTERTAINMENT GROUP, INC.

                  (A CORPORATION IN THE DEVELOPMENT STAGE)

                              _______________





           UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               June 30, 2003













































                                     3

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                               June 30, 2003
                              _______________

     ASSETS
     ------

Current assets:
  Cash and cash equivalents                                    $        10
                                                               ------------
     Total current assets                                               10

Acquisition costs                                                    5,000
                                                               ------------
     Total assets                                              $     5,010
                                                               ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to a bank                                          $ 60,000
  Note payable to stockholder                                       49,672
  Other notes payable                                               70,000
  Accounts payable and accrued liabilities                          78,961
  Accounts payable assumed in recapitalization                     210,987
                                                               ------------
     Total current liabilities                                     469,620
                                                               ------------
Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 16,053,684 shares issued and outstanding
   at June 30, 2003                                                 18,503
  Additional paid-in capital                                     2,247,667
  Losses accumulated in the development stage                   (2,730,780)
                                                               ------------
     Total stockholders' deficit                                  (464,610)
                                                               ------------
     Total liabilities and stockholders' deficit               $     5,010
                                                               ============













                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                     4

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED STATEMENT OF OPERATIONS
        For the three months ended June 30, 2003 and for the period from inception, August 13, 2002 to June 30, 2003

                                          Three Months     Six Months      Inception
                                              Ended          Ended            to
                                          June 30, 2003  June 30, 2003  June 30, 2003
                                          -------------  -------------  -------------
Operating, general and administrative
  Expenses, except consulting expense     $     69,771   $    131,612   $    208,581
Consulting expense                              10,000      1,040,917      2,243,150
Cost of recapitalization                         -              -            273,987
Interest expense                                 1,213          2,413          5,063
                                          -------------  -------------  -------------
     Net loss                             $    (80,983)  $ (1,174,942)  $ (2,730,780)
                                          =============  =============  =============

Weighted average shares outstanding         16,303,384     16,178,534
                                          =============  =============
Net loss per common share                 $      (0.00)  $      (0.07)
                                          =============  =============



































                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                     5

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          for the three months and six months ended June 30, 2003
    and for the period from inception, August 13, 2002 to June 30, 2003
                              _______________

                                                                 Losses
                                                              Accumulated
                                Common Stock       Additional             During the
                          ----------------------     Paid-In    Deferred  Development
                 Shares      Amount     Capital  Compensation    Stage       Total
              ------------ --------- -----------  ----------- -----------  ----------
Balance at
inception,
August 13,
2002                -      $    -     $    -      $     -     $     -      $    -

Initial
contribution
to establish
Energy
Resource
Management,
Inc.                  300      -          1,020         -           -          1,020

Recapitalization
on August
26, 2002
(See Note 3)   13,338,384    13,338     (13,338)        -           -           -

Common stock
issued in
exchange for
consulting
services        2,715,000     2,715   2,230,435   (1,030,917)       -      1,020,233

Net loss             -         -           -            -     (1,555,838) (1,555,838)
              ------------ --------- -----------  ----------- -----------  ----------
Balance at
December
31, 2002       16,053,684    16,053   2,218,117   (1,030,917) (1,555,838)   (352,585)

Consulting
services
recognized
under
consulting
agreement            -         -           -       1,030,917        -      1,030,917

Common stock
issued for
cash            1,700,000     1,700      15,300         -           -         17,000

                                 Continued
                                     6


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          for the three months and six months ended June 30, 2003
    and for the period from inception, August 13, 2002 to June 30, 2003
                              _______________

                                                                 Losses
                                                              Accumulated
                                Common Stock       Additional             During the
                          ----------------------     Paid-In    Deferred  Development
                 Shares      Amount     Capital  Compensation    Stage       Total
              ------------ --------- -----------  -----------------------  ----------


Common stock
issued in
exchange
consulting
services          500,000       500       9,500         -           -         10,000

Common stock
issued in
exchange for
extension of
acquisition
agreement         250,000       240       4,750         -           -          5,000
              ------------ --------- -----------  ----------- ----------  -----------

Net loss            -           -          -            -    (1,174,942)  (1,174,942)
              ------------ --------- -----------  ----------- ----------  -----------
Balance
at June
30, 2003       18,503,684  $ 18,503  $2,247,667   $     -    $(2,730,780)  $(464,610)
              ============ ========= ===========  ========== ============  ==========

























                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                     7

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
          for the three months and six months ended June 30, 2003
    and for the period from inception, August 13, 2002 to June 30, 2003
                              _______________

                                                           Six Months     Inception
                                                              Ended           to
                                                         June 30, 2003  June 30, 2002
                                                         -------------  -------------
Cash flows from operating activities;
 Net loss                                                 $(1,174,942)   $(2,730,780)
 Adjustments to reconcile net loss to net
  cash used by operating activities
   Cost of recapitalization                                    -             273,987
   Amortization of deferred compensation                    1,030,917      2,233,150
   Common stock issued for consulting services                 10,000         10,000
   Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                  50,000         78,961
                                                         -------------  -------------
     Net cash provided (used) by operating activities         (67,025)      (134,682)
                                                         -------------  -------------

Cash flows from financing activities:
 Proceeds from stockholder advances                            -              49,672
 Proceeds from other notes payable                             70,000         70,000
 Payments on notes payable                                     (3,000)        (3,000)
 Proceeds from sale of common stock                            17,000         18,020
                                                         -------------  -------------
     Net cash provided by financing activities                 84,000        134,692
                                                         -------------  -------------
 Net increase (decrease) in cash and cash equivalents             (25)            10

 Cash and cash equivalents at beginning of period                  35         -
                                                         -------------  -------------

 Cash and cash equivalents at end of period              $         10   $         10
                                                         =============  =============


















                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                     8

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              _______________

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

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              _______________

1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------
     Interim Financial Statements
     ----------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the respective full years.

2.   Going Concern Considerations
     ----------------------------
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has a net loss of $2,730,780 for the period from inception, August 13, 2002, to June 30, 2003. Additionally, at June 30, 2003, the Company is in a negative working capital and stockholders' deficit position of $464,610. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

     There can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations as a development stage company, that the Company can raise adequate long-term capital from private placement of its common stock or private debt to complete a strategic acquisition of an entertainment company such as the DreamCity Entertainment, nor that the Company can implement its business plan after an acquisition in the entertainment industry. There can also be no assurances that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, as follows:

     - The Company's ability to obtain adequate sources of funding to sustain it during the development stage. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.
                                 Continued
                                     10

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              _______________

2.   Going Concern Considerations, continued
     ---------------------------------------
     - The ability of the Company to implement its business plan and become a viable entertainment company.

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

4.   Income Taxes
     ------------
     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the three months ended June 30, 2003 is primarily attributable to non-deductible compensation expense and an increase in the valuation allowance recorded to reduce deferred tax assets to their estimated net realizable value.

     At June 30, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,773,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2022. The benefit from utilization of net operating loss carryforwards incurred prior to August 26, 2002 was significantly limited in connection with a recapitalization. Such

                                 Continued
                                    F-9

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              _______________

4.   Income Taxes, continued
     -----------------------
     benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

5.   Stockholders' Equity
     --------------------

     Effective March 3, 3003 the Company adopted a 3 to 1 forward stock split. This stock split has been reflected in the accompanying financial statements on a retroactive basis and all references to shares outstanding, weighted average shares and earnings per share have been restated to reflect the split as if it had occurred at inception.

     In April 2003, the Company demanded return of 350,000 shares of common stock, (1,050,000 post March 3, 2003 forward split), issued under the consulting agreements as a result of nonperformance of services and failure by specific members of the Company's business development consulting team to fulfill specific contractual obligations to the Company. The response to the Company's demand is not yet known. The Company Board of Directors unanimously elected not to renew these consulting contracts and is currently conducting an investigation into relevant aspects of these consulting agreements. A new consulting agreement with a different consultant was executed on June 16, 2003 to provide business development and capital recruitment services in exchange for 500,000 shares of restricted stocks. Capital will be preferentially recruited for projects forecasted to generate revenue as opposed to recruitment for operations.

     During the quarter ended June 30, 2003, the Company also successfully negotiated an extension to satisfying the terms of its DreamCity acquisition to September 1, 2003 in exchange for 250,000 shares of restricted stock and sold 1,700,000 shares of common stock for $17,000 in proceeds.



















ITEM 2.  PLAN OF OPERATIONS

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

History of the Company

     The Company was organized on November 3, 1986, to pursue any lawful purpose or purposes. The Company amended its Articles of Incorporation on September 30, 1987, changing its name to Tzaar Corporation and authorizing common stock of 100,000,000 shares at par value of $0.001. From 1989 to 1996, the Company did not engage in any business activity. During this time the Company had no significant revenues and was considered to be a "development stage company."

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

     On August 26, 2002, Gene-Cell, Inc. entered into an Agreement and Plan of Reorganization (the "Agreement") whereby the Company acquired all of the issued and outstanding shares of Energy Resource Management, Inc., ("ERM") in exchange for 4,000,000 restricted common shares. The Agreement represented a recapitalization of ERM with accounting treatment similar to that used in a reverse acquisition. In the reorganization, ERM assumed the accounts payable and accrued liabilities of the Company. These 4,000,000 shares of common stock issued by the Company became 12,000,000 post-forward split and have been held in escrow with release conditioned on certain debts of the Company totaling approximately $65,000 being satisfied by ERM.

     In the first quarter of 2003, the Company entered into an agreement to acquire DreamCity Entertainment as an expansion of its business plan into the entertainment sector. As was previously stated, the Company is scheduled to close on the acquisition under modified terms during the third or fourth quarter of 2003. These modified terms include funding development of two initial projects with capital recruited from eligible investors in private stock purchases in the third or fourth quarter of 2003. Its intention is to become a premier multimedia entertainment company that creates and controls brands characterized as high quality, principle-centered, and multicultural with profits resulting from thorough brand exploitation.

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

Business of the Company

     The Company intends to conduct business in the entertainment sector and complimentary media activities. The Company has discontinued its biotechnology and energy sector activities.

     Given the Company's focus in the entertainment sector, the significant administrative and accounting costs associated with operating in two distinct industry segments, the lack of funds available to the Company to pursue business operations and the lack of success the Company has experienced in the energy marketing sector, the Company has decided to rescind its Agreement and Plan of Reorganization with Energy Resource Management, Inc. In connection with the rescission, the 12,000,000 post-split shares issued in that transaction will be returned to the Company for cancellation, the Company will re-assume its debt obligations that were assumed by ERM as a condition to the Agreement and Plan of Reorganization and all right, title and interest in and to the energy marketing business plan of ERM will be returned to ERM. The Company anticipates the rescission will be completed during the third quarter 2003.

     The Company intends to consummate the acquisition of DreamCity during the third quarter of 2003 under mutually beneficial modified terms. A substantive feature of this agreement is that the Company will assign funds beginning September 20, 2003 to launch development on two projects:

     -    a line of celebrity imprint children's' books;

     - a graphic novel series for the inspirational market that will be expected to be developed across multiple platforms.

     These projects will be self-published by the Company which will enable it to control every aspect of the production as well as increase its potential margins. Simply put, the Company will finance the ventures: printing, art, script and advertising. Because of the expertise of the DreamCity team and their previous demonstrable successes, the Company has adopted this strategy as the highest and best use of its resources, which carries with it the greatest possibility of maximized revenues. Distribution strategies are being defined at this time and are expected to include a combination of mainstream traditional retail, specialty/grassroots marketing, and e-commerce. Marketing objectives will be two-fold: first, to establish interest for increased product sales on these specific lines; second, to create an awareness base that will amplify future launches of these brands across multiple mediums.


Results of Operations

     During the period from inception, August 13, 2002, to June 30, 2003, the Company has not generated any revenue. As of June 30, 2003, the Company had losses accumulated in the development stage of $2,649,797 funded by paid-in capital. The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2003, the Company will continue to pursue funding for the business of Redwood Entertainment Group as well as assign capital to projects, which have low overhead/shorter range return horizons. As stated previously, there is no assurance that the Company will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Item 3.   Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

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

     (b)  Changes in Internal Controls and Procedures

     Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended June 30, 2003.

     On May 12, 2003, the Company issued 500,000 restricted common shares to New Creation Outreach for $5,000. Kathy Procopio, a Company director, is the President of New Creation Outreach. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On May 12, 2003, the Company issued 1,200,000 restricted common shares to Cyrus Project, Inc., for $12,000. Kathy Procopio, a Company director, is also the President of Cyrus. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

Item 5.  Other Information

     On August 2, 2003, Dr. Mario Procopio was appointed to fill the vacancy on the board of directors. His biographical information is as follows:

     Dr. Mario Procopio has owned a financial services/asset management company for the past twelve years which grew to a sales force of more than 60 licensed agents and 1,000 clients with more than $10 million in assets under management. Procopio is founder of a nonprofit organization consisting of 107 licensed ministers, of which 44 of them are missionaries. He oversees about 4,000 people who are affiliated with the ministry. He holds a Doctorate of Divinity and Doctorate of Theology degree. Procopio currently co-hosts a half-hour talk show with Adelphia TV on local cable television.

     On August 25, 2003, Dr. Kathy Procopio, a Company director was unanimously confirmed as Treasurer and Secretary of the Board of Directors. Additionally, Whitney Farmer was unanimously confirmed as Chairman of the Board of Directors.

     The Company has severed relationship with consultant Robert Buceta, due to an undisclosed felony criminal fraud record for illicit actions perpetrated in the State of California. Additionally, the Company has issued a demand letter to Mr. Buceta for the return of 150,000 shares of common stock for breach of contract and failure to perform services.

     The Company has issued a demand letter to Action Stocks for the return of 900,000 shares of common stock paid to Action Stocks for breach of contract and for failure to perform services for which Action Stocks was compensated. The Company has severed business relationship with Action Stocks.

     The Company has filed a formal complaint with the Suffolk County, New York State Bar Association against Michael S. Krome, Esq. The substance of the complaint is that Mr. Krome released common shares of the Company -- with unfulfilled performance contingencies attached in the market during the first and second quarters of 2003, without contractual obligations being satisfied and in breach of his fiduciary duty to the Company. Additionally, Mr. Krome failed to disclose to the Company his dual representation of the Company and the parties to whom the shares were delivered. It is the Company's opinion that both of these events have led to grievous organizational damages that have necessarily required the Company to dedicate resources for remediation. The Company has terminated all relationship with Mr. Krome.


Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K

     (A) No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2003.

     Exhibits.
     (A)  The following exhibits are included as part of this report:

          Exhibit 31.1        Certification of Principal Executive Officer

          Exhibit 31.2        Certification of Principal Financial Officer

          Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





















                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Redwood Entertainment Group, Inc.

September 23, 2003                 /S/ Whitney Farmer
                                   ---------------------------------------
                                   Whitney Farmer,
                                   Principal Executive Officer and
                                   Principal Financial Officer