Form 10QSB
period 2003-09-30
REDWOOD ENTERTAINMENT GROUP INC
filed 2003-12-29
CIK 1096637

Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
 September 30, 2003                                            0-27727


                     REDWOOD ENTERTAINMENT GROUP, INC.
                    ------------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                 ---------
       (State or other jurisdiction of incorporation or organization

                                 91-1766174
                                ------------
                    (I.R.S. Employer Identification No.)


       Los Angeles Center Studios, 1201 West 5th Street, Suite F-080
                           Los Angeles, CA 90017
      ----------------------------------------------------------------
                  (Address of principal executive offices)

                               (213) 534-3558
                             -----------------
            (Registrant's telephone number, including area code)


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

            X  Yes        No
          ----       ----

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

        Common stock, par value $.001; 53,953,684 shares outstanding as of December 15, 2003

                                                                      Page
                                                                     ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Unaudited Consolidated Condensed Financial Statements . . . .3

     Unaudited Consolidated Condensed Balance Sheet as of September 30, 2003

     Unaudited Consolidated Condensed Statement of Operations for the three months beginning July 1, 2003 and ended
     September 30, 2003 and for the period from inception, August 13, 2002 to September 30, 2003

     Unaudited Consolidated Condensed Statement of
     Stockholder's Equity for the three months beginning
     July 1, 2002 and ended June 30, 2003 and for the period from inception, August 13, 2002 to September 30, 2003

     Unaudited Consolidated Condensed Statement of Cash Flows for the three months beginning July 1, 2003 and ended
     September 30, 2003 and for the period from inception, August 13, 2002 to September 30, 2003

     Notes to Financial Statements at September 30, 2003

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . 14

  Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . 19

PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . 19

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 21

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 21


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                     REDWOOD ENTERTAINMENT GROUP, INC.

                  (A CORPORATION IN THE DEVELOPMENT STAGE)

                              ----------------





           UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             September 30, 2003


                     REDWOOD ENTERTAINMENT GROUP, INC.

                  (A CORPORATION IN THE DEVELOPMENT STAGE)

                             TABLE OF CONTENTS

                              ---------------


Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet as of
     September 30, 2003  . . . . . . . . . . . . . . . . . . . . . . .F-3

  Unaudited Consolidated Condensed Statement of Operations
     for the three months and nine months ended September
     30, 2003 and 2002 and for the period from inception,
     August 13, 2002, to September 30, 2003. . . . . . . . . . . . . .F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
     Deficit for the nine months ended September 30, 2003 and
     for the period from inception, August 13, 2003 to
     September 30, 2003. . . . . . . . . . . . . . . . . . . . . . . .F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
     for the nine months ended September 30, 2003 and 2002 and
     for the period from inception, August 13, 2002 to September
     30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-6

  Notes to Unaudited Consolidated Condensed Financial
     Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .F-7



                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                             September 30, 2003
                              ---------------


       ASSETS
       ------

Current assets:
  Cash and cash equivalents                                    $    61,313
                                                               ------------
       Total current assets                                         61,313

Acquisition costs                                                    5,000
                                                               ------------
       Total assets                                            $    66,313
                                                               ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
     Note payable to a bank                                    $    60,000
     Note payable to a stockholder                                  49,672
     Other notes payable                                            70,000
     Accounts payable and accrued liabilities                       78,961
     Accounts payable assumed in recapitalization                  175,987
                                                               ------------
       Total current liabilities                                   434,620
                                                               ------------
Commitment and contingencies

Stockholders' deficit
  Common stock, $.001 par value, 100,000 shares
     shares authorized, 53,953,684 shares issued and
     33,953,684 shares outstanding at September 30, 2003            33,953
  Additional paid-in capital                                     2,508,217
  Losses accumulated during the development stage               (2,910,477)
                                                               ------------
       Total stockholders' equity                                 (368,307)
                                                               ------------

       Total liabilities and stockholders' equity              $    66,313
                                                               ============










                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-3


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
       for the nine months ended September 30, 2003 and 2002 and for the period from inception, August 13, 2002, to September 30, 2003
                              ---------------


                                                                         Inception
                        Three Months Ended       Nine Months Ended            to
                            September 30,           September 30,       September 30,
                         2003         2002*        2003         2002*         2003
                     -----------  -----------  -----------  -----------  ------------
Operating, general
 and administrative
 expenses, except
 consulting expense  $   52,104   $   26,194   $  183,716   $   26,194   $   260,684
Consulting expense      124,000       92,160    1,164,917       92,160     2,367,150
Cost of
 recapitalization             -      273,987            -      273,987       273,987
Interest expense          3,593            -        6,006            -         8,656
                     -----------  ----------- ------------  -----------  ------------
Net loss              $(179,697)   $(392,341) $(1,354,639)   $(392,341)  $(2,910,477)
                     ===========  =========== ============  ===========  ============


Weighted average
 shares outstanding  25,328,684   13,995,873   19,228,584   13,995,873
                     ===========  =========== ============  ===========

Net loss per common
 share               $    (0.01)  $    (0.03) $     (0.07)  $    (0.03)
                     ===========  =========== ============  ===========



*The Company did not begin operations until August 13, 2002. Accordingly, the amounts shown do not represent a complete three-month or nine-month period.

















                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-4


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
          CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       for the nine months ended September 30, 2003 and 2002 and for the period from inception, August 13, 2002, to September 30, 2003
                              ---------------

                                                                 Losses
                                                              Accumulated
                      Common Stock     Additional    Deferred  During the
               ----------------------    Paid-In     Compen-  Development
                 Shares      Amount      Capital     sation      Stage       Total
               ----------- ----------  ----------- ---------- -----------  ----------

Balance, at
 inception,
 August 13,
 2002                   -  $       -   $        -  $       -  $        -   $       -

Initial
 contribution
 to establish
 Energy
 Resource
 Management,
 Inc.                 300          -        1,020          -           -       1,020

Recapital-
 ization on
 August 26,
 2002          13,338,384     13,338      (13,338)         -           -           -

Common stock
 issued
 in exchange
 for
 consulting
 services       2,715,000      2,715    2,230,435 (1,030,917)          -   1,202,233

Net loss                -          -            -          -  (1,555,838) (1,555,838)
               ----------- ----------  ----------- ---------- -----------  ----------
Balance at
 December 31,
 2002          16,053,684     16,053    2,218,117 (1,030,917) (1,555,838)   (352,585)

Consulting
 services
 recognized
 under
 consulting
 agreements             -          -            -  1,030,917           -   1,030,917

Common stock
 issued for
 cash          10,950,000     10,950      158,050          -           -     169,000


</Table
                                 Continued
                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
          CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       for the nine months ended September 30, 2003 and 2002 and for the period from inception, August 13, 2002, to September 30, 2003
                              ---------------

                                                                 Losses
                                                              Accumulated
                    Common Shares      Additional   Deferred  During the
               ----------------------    Paid-In     Compen-  Development
                 Shares      Amount      Capital     sation      Stage       Total
               ----------- ----------  ----------- ---------- -----------  ----------
Common stock
 issued in
 exchange
 consulting
 services       6,700,000      6,700      127,300          -           -     134,000

Common stock
 issued in
 exchange for
 extension of
 acquisition
 agreement        250,000        250        4,750          -           -       5,000

Common stock
 issued to
 escrow for
 Dreamcity
 acquisition   20,000,000     20,000      (20,000)         -           -           -

Net loss                -          -            -          -  (1,354,639) (1,354,639)
               ----------- ----------  ----------- ---------- -----------  ----------
Balance at
September 30,
2003           53,953,684  $  53,953   $2,488,217  $       - $(2,910,477)  $(368,307)
               =========== ==========  =========== ========= ============  ==========











                The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
         for the nine months ended September 30, 2003 and 2002 and
             for the period from inception, August 13, 2002, to
                             September 30, 2003
                              ---------------

                                                                         Inception
                                                  Nine Months Ended          to
                                                     September 30       September 30
                                                 2003          2002          2003
                                             ------------  ------------  ------------
Cash flows from operating activities
 Net loss                                    $(1,354,639)  $  (392,341)  $(2,910,477)
 Adjustments to reconcile net loss to net
 cash used by operating activities             1,179,917       392,341     2,685,098
                                             ------------  ------------  ------------
   Net cash provided (used) by operating
   activities                                   (174,722)            -      (225,379)

Cash flows from financing activities
 Proceeds from stockholder advance                     -             -        49,672
 Proceeds from other notes payable                70,000             -        70,000
 Payments on notes payable                        (3,000)            -        (3,000)
 Proceeds from sale of common stock              169,000         1,020       170,020
                                             ------------  ------------  ------------
   Net cash provided by financing
   activities                                    236,000         1,020       286,692
                                             ------------  ------------  ------------

Net increase (decrease) in cash and
cash equivalents                                  61,278         1,020        61,313

Cash and cash equivalents at beginning
of period                                             35             -             -
                                             ------------  ------------  ------------
Cash and cash equivalents at end of period   $    61,313   $     1,020   $    61,313
                                             ============  ============  ============
















                The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              ---------------


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

     Significant Estimates
     ---------------------

     The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

     Principles of Consolidation
     ---------------------------

     The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              ---------------

1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------

     Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the respective full years.

2.   Going Concern Considerations
     ----------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has a net loss of $2,910,477 for the period from inception, August 13, 2002, to September 30, 2003. Additionally, at September 30, 2003, the Company is in a negative working capital and stockholders' deficit position of $368,307. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              ---------------

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

4.   Income Taxes
     ------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the three months ended September 30, 2003 is primarily attributable to non-deductible compensation expense and an increase in the valuation allowance recorded to reduce deferred tax assets to their estimated net realizable value.

     At September 30, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,800,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2022. The benefit from utilization of net operating loss carryforwards incurred prior to August 26, 2002 was significantly limited in connection with a recapitalization. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.
                                 Continued
                                    F-9
                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              ---------------

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


6.   DreamCity Acquisition
     ---------------------

     Subsequent to September 30, 2003, the Company completed the DreamCity acquisition in exchange for 20,000,000 shares of common stock and certain future payments.





















                                   F-10



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

          On August 26, 2002, Gene-Cell, Inc. entered into an Agreement and Plan of Reorganization (the "Agreement") whereby the Company acquired all of the issued and outstanding shares of Energy Resource Management, Inc., ("ERM") in exchange for 4,000,000 restricted common shares. The Agreement represented a recapitalization of ERM with accounting treatment similar to that used in a reverse acquisition. In the reorganization, ERM assumed the accounts payable and accrued liabilities of the Company. These 4,000,000 shares of common stock issued by the Company became 12,000,000 post-forward split and have been held in escrow with release conditioned on satisfaction of certain debts of the Company totaling approximately $65,000 from ERM.


                                     14

          In the first quarter of 2003, the Company entered into an agreement to acquire DreamCity Entertainment as an expansion of its business plan into the entertainment sector. The Company closed on the acquisition under modified terms during the fourth quarter of 2003. Under the terms of the agreement, the Company will issue to Michael Davis, the DreamCity principle and a director of the Company, 20,000,000 (twenty million) shares of restricted Company common stock. Mr. Davis will receive two payments of $100,000. These payments will be made in the second quarter of 2004 and 2005 respectively. Upon full funding of the Company, Mr. Davis will be given an employee compensation package including a $125,000 annual salary with a negotiated benefits package. Mr. Davis will retain his title as president of DreamCity. The Company will dedicate recruited capital for development funds on three (3) projects beginning in the third quarter of 2003. Ownership interest in properties that are currently in development with DreamCity will be transferred to the Company. This ownership interest excludes encumbered portions of these properties where applicable.
Intellectual properties that are developed with Company resources by Mr.
Davis and his team beginning October 27, 2003 will be solely owned by the Company. Finally, in the event that within one year of the date of this agreement, DreamCity Entertainment has not generated revenue for the Company at least equal to costs associated with this agreement, the Company shall have the rescind this agreement and have the shares issued in connection with this agreement returned to the Company for cancellation.

          With the consummation of the DreamCity acquisition, it is the Company's intention is to become a premier multimedia entertainment company that creates and controls brands characterized as high quality, principle-centered, and multicultural with profits resulting from thorough brand exploitation.

          Given the Company's focus in the entertainment sector, the significant administrative and accounting costs associated of operating in two distinct industry segments, the lack of funds available to the Company to pursue business operations and the lack of success the Company has experienced in the energy marketing sector, the Company has decided to rescind its Agreement and Plan of Reorganization with Energy Resource Management, Inc.
In connection with the rescission, the 12,000,000 post-split shares issued in that transaction will be cancelled by the Company. Additionally, the Company will re-assume the debt obligations that had been assumed by ERM as a condition to the Agreement and Plan of Reorganization and all right, title and interest in and to the energy marketing business plan of ERM will be returned to ERM. The Company anticipates the rescission will be completed during the first quarter of 2004.

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


                                     15

          Business of the Company

          The Company intends to conduct business in the entertainment sector and complimentary media activities. The Company has discontinued its biotechnology and energy marketing activities.

          The Company consummated its agreement with DreamCity during the third quarter of 2003 under mutually beneficial modified terms. Since execution of the agreement, Dream City has been working to launch development in three project areas:

          1)   a line of celebrity imprint children's' books;
          2) a graphic novel series for the inspirational market that will be expected to be developed across multiple platforms;
          3)   a cooking/entertaining show for television.

          Because of the expertise of the DreamCity team and their previous demonstrable successes, the Company intends to incorporate the DreamCity team and its associates into all agreements linked to the above projects as having creative and executive oversight authority beginning with development and continuing through distribution unless waived by the DreamCity team. The Company has adopted this strategy as the highest and best use of its resources, which carries with it the greatest possibility of maximized revenues. A fundamental aspect of the mission of the Company is to honor and promote the craftsman through whom intellectual properties are created. An important part of this strategy is supporting creation while retaining ownership whenever possible. Distribution strategies are being defined at this time and are expected to include a combination of mainstream traditional retail, specialty/grassroots marketing, and e-commerce. Marketing objectives will be two-fold: first, to establish interest for increased product sales on these specific lines; second, to create an awareness base that will amplify future launches of these brands across multiple mediums.

          Hollyword! Celebrity Imprint Children's Book Series
          ---------------------------------------------------
          The Company is in discussion with mainstream publishing houses to secure a distribution agreement on its celebrity imprint children's book series. This project titled "Hollyword!" is anticipated to finalize a distribution commitment within the first quarter of 2004. The Company has received signed Letters of Intent from two celebrities who have committed to the project and is awaiting receipt of additional commitments from three other celebrities. Release of the names of these personalities to the market is conditioned on confirmation of a distribution commitment and is forecasted to occur within the first quarter of 2004.

          Genesis  5 Graphic Novel Series
          -------------------------------

          The Company is developing a graphic novel series for the inspired market that will be positioned from its inception for thorough brand exploitation across multiple platforms. Comics-based intellectual properties have been providing evergreen returns within the entertainment sector in increasing levels over the last decade. The Company intends to participate in this trend while producing the highest quality content and retaining significant ownership percentages. Company principles are in discussion with both specialty market and mainstream publishers to secure distribution commitments.

          Television Series Development
          -----------------------------

          Final discussions with networks on current project concepts are expected to be concluded no sooner than the end of the fourth quarter 2003 and no later than the end of the first quarter 2004. The conclusion of these discussions and deal points will be announced to the market by the Company upon availability.

          Strategic Alliances
          -------------------

          DreamCity Entertainment is working to secure strategic alliances to develop and produce creative properties that are compatible with the mission of the Company. These properties will be:

          -    high quality;
          -    principle centered;
          -    multicultural;
          -    designed from inception with inherent branding potential.

          To define the flavor of these properties and therefore create efficient operational focus, these properties are further defined as having the following qualities:

          - not espousing hatred of any kind, whether it be racism, misogyny, ageism or any other expression that divides us and causes people to hang their heads low;
          -    not pornographic;
          - respectful of spiritual belief, particularly avoiding blasphemous or disrespectful expression;
          -    not glorifying drug use, whether it be lawful or illicit;
          - not glamorizing the occult or what are described as the dark arts.

          These qualities of the Company's imaginative products will allow it to credibly serve the largest and most lucrative consumer demographic base both domestically and internationally. The first alliance that has been vetted is with Bruce Walker, Founder of B&B Entertainment. DreamCity will develop selected television and music properties in cooperation with B&B Entertainment. The following are some of Mr. Walker's professional highlights:

BRUCE WALKER
------------

Bruce Walker began his professional career in the music industry by playing keyboards and percussion with Top 40 bands throughout Southern California. In 1993, he was named General Manager of Motown's contemporary jazz label, MoJAZZ, which boasted such artists as Lionel Hampton, Norman Brown, Lelah Hathaway, Norman Connors and Wayman Tisdale. While serving as GM of MoJAZZ, Walker also functioned as Motown's Vice President of A&R. He later became Senior Vice President, overseeing the careers of Boyz II Men, Queen Latifah, Stevie Wonder, Diana Ross, The Temptations, Johnny Gill and others. In 1999, he joined the urban music division of Dreamworks Records as General Manager. Mr. Walker left Dreamworks in 2001 to launch B&B Entertainment, a music and television production company. Among his many accomplishments, Walker was honored as BRE's Jazz Label Executive of the Year in 1994. In 1996 he named Executive Producer of the official Olympic Jazz Album. He has served as a Producer and Music Supervisor for Motown and BET TV specials on Behind the Scenes at the Second Annual Awards Show; the BET tour talent search; Dreamworks/BET The Prince of Egypt Gospel Special; Motown/BET Norman Brown, Johnny Gill, and Eric Reed specials; as well as Live at the NBA All-Star Game and House of Blues specials.
                                     17


          DreamCity has also come to an agreement for joint development and production on selected film and television projects with Andrew Horne.
Some of Mr. Horne's professional highlights are as follows:

ANDREW HORNE
------------

Andrew Horne is currently Vice President of Drama Development for Paramount Television. In this position, Mr. Horne is responsible for developing one-hour dramas for network and cable.
Previous to joining Paramount Television, Mr. Horne was Vice President of Television for Edmonds Entertainment. In that position, Mr. Horne was responsible for all aspects of television for the company, including development and production. Prior to joining Edmonds Entertainment, Mr. Horne was Vice President of Current Programs for Warner Bros. Television. There he oversaw the production of such series as LIVING SINGLE, FAMILY MATTERS, LA FEMME NIKITA, SISTERS, HOW'D THEY DO THAT?, PRINCE STREET, THE WAYANS BROS., BLESS THIS HOUSE, TIME TRAX, NEW YORK, NEWS, THE GREAT DEFENDER AND FAMILY ALBUM. Just before joining Warner Bros., Mr. Horne obtained the rights to a Marvel Comic Book property entitled Blade. He developed and co-produced the movie BLADE, which was the 25th highest grossing film of 1998. He also co-produced the sequel, BLADE II. Mr. Horne also helped to develop the two-time Emmy award winning HBO animated series SPAWN. Mr. Horne has also worked as a television associate for Quincy Jones Entertainment.

          Results of Operations

          The Company is considered to be in the development stage. As a development stage company, Redwood has not generated revenue since its inception through the third quarter 2003. As of September 30, 2003, the Company had losses accumulated from all of its previous configurations all of which were in the in the development stage but were under different
management teams   of $2,910,477 funded by paid-in capital. As of September
30, 2003, the Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2003, the Company will continue to pursue funding for the business of Redwood Entertainment Group as well as assign capital to projects, which have low overhead/shorter range return horizons. As was stated previously and as per required disclaimer, there is no assurance that the Company will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.



                                     18

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

          The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended September 30, 2003.

          On August 2, 2003, the Company issued 5,000,000 restricted common shares to Cyrus Project, Inc. for $50,000 USD. Kathy Procopio, a Company director, is also President of Cyrus Project, Inc. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

          On August 2, 2003, the Company issued 1,950,000 restricted common shares to Deborah Yuk-Shiu Chun for $40,000 USD. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.


                                     19

          On August 2, 2003, the Company issued 1,000,000 restricted common shares to Alexander Kum-Lum Ng for $20,000 USD. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

          On August 2, 2003, the Company issued 5,000,000 restricted common shares to NCO as per contractual agreement for securing $90,000 USD of newly recruited paid-in capital. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

          On September 1, 2003, the Company issued 200,000 restricted common shares to Kathy and Mario Procopio for accrued Board compensation. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

          On September 1, 2003, the Company issued 100,000 restricted common shares to Brian R. Davis for accrued Board compensation. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

          On September 17, 2003, the Company issued 1,150,000 restricted common shares to Whitney Farmer for both accrued Board compensation and executive compensation package. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

          On September 18, 2003, the Company issued 500,000 restricted common shares to Alexander Kum-Lum Ng for $10,000 USD. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

          On September 18, 2003, the Company issued 500,000 restricted common shares to Kieu Nhoc Lieng for $10,000 USD. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.
                                     20
          On September 24, 2003, the Company issued 500,000 restricted common shares to Troy Wallace for $5,000 USD. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

          Subsequent to quarter end, on October 27, 2003, the Company issued 20,000,000 restricted common shares to Michael Davis, a Company director, to acquire his 100% interest in DreamCity Entertainment. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received in connection with the issuance of these shares.

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

Item 6.  Exhibits and Reports on Form 8-K

          Reports on Form 8-K

          (A) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2003.

          (B) Exhibits. The following exhibits are included as part of this report:

      Exhibit 10.1       Agreement to Acquire DreamCity Entertainment

      Exhibit 31.1       Certification of Principal Executive Officer

      Exhibit 31.2       Certification of Principal Financial Officer

      Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                     21

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



                              Redwood Entertainment Group, Inc.

December 23, 2003             /S/ Whitney Farmer
                              --------------------------------------------
                              Whitney Farmer, Principal Executive Officer


December 23, 2003             /S/ Whitney Farmer
                              --------------------------------------------
                              Whitney Farmer, Principal Financial Officer