Form 10KSB
period 2003-12-31
REDWOOD ENTERTAINMENT GROUP INC
filed 2004-05-19
CIK 1096637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                     __________________________________

                                FORM 10-KSB
                     __________________________________

(X) Annual report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

(  ) Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934.

                       Commission File Number 0-27727

                     Redwood Entertainment Group, Inc.
               (Name of small business issuer in its charter)

     Nevada                                                 91-1766174
(State of jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                      Identification Number)

               9852 West Katella Ave #363 Anaheim, CA. 92804
                       Telephone:     (714) 740-0601
       (Address and telephone number of principal executive offices)


Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: None

                        Common Stock $.001 par value
                              (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenue for its most recent fiscal year was: $-0-.

The aggregate market value of the issuer's voting stock held as of March 24, 2004, by non-affiliates of the issuer was approximately $746,735.

Transitional Small Business Disclosure Format.    Yes [  ]  No [X]

Documents incorporated by reference: None

                             TABLE OF CONTENTS


                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . .9

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .9

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . .9

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . 11

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 16

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 36

ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 36

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . 36

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 39

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . 41

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 42

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 43

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . . 43

SIGNATURES AND CERTIFICATIONS

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

     On December 28, 1996, the Company entered into a Plan of Reorganization with Genesystems, Inc. ("Genesystems"), a corporation organized in the state of Nevada on December 12,1996. In connection with the Plan of Reorganization, the Company made a one for ten reverse split of its outstanding shares; issued an additional 7,500,000 post-split restricted shares to effect a share exchange with Genesystems; and authorized and issued an additional 3,500,000 common shares in a limited offering. As a result of the reverse acquisition, control of the Company was acquired by Genesystem shareholders. The acquisition of the public shell (Tzaar Corporation) was accounted for as a recapitalization. The previous business of the Company at that time was the business of developing therapies that can treat major diseases and disorders of the human blood system.

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

     In January 2003 the Company adopted a name change to Redwood Energy Group, Inc. as it sought to begin a business focused in the energy-marketing sector. However, problems in the energy marketing sector, particularly in California, caused the Company to be unsuccessful in that endeavor. In considering its options, the Company believed that opportunities existed in the entertainment industry and, accordingly, the Company adopted a name change to Redwood Entertainment Group, Inc.

     The Company continues to be considered as a development stage enterprise because it has not yet generated revenue from sale of its products and/or services. Since its inception, the Company has devoted substantially all of its efforts to development of its products and services and the search for sources of capital to fund its efforts.

Business of the Company
-----------------------

     The Company intends to conduct business in the entertainment industry and to investigate other appropriate business ventures. The Company has discontinued both its energy marketing and biotechnology activities.

Entertainment
-------------

     Implementing the Company's Business Model
     -----------------------------------------

     - The Company intends to develop into one of the premier independent multimedia companies in entertainment. The Company will be a multiple platform production company with an ultimate goal of comprehensive brand exploitation, from feature film development to toys. To accomplish these goals, the Company will seek to:

     - Capitalize on the emergent needs and demands of the market with principle-themed multicultural content; and

     - Present a framework for new business and product decision-making that ensures strategic consistency.

     To this end, during the first quarter 2003, the Company entered into an agreement to acquire DreamCity Entertainment. This acquisition was
finalized during the fourth quarter of 2003.   The Company believes the
acquisition of DreamCity will enhance the Company's reputation in the industry.

     The Company believes that recent trends in the entertainment industry signal a shift in the way entertainment companies conduct business. These trends include:

     - The deconstruction of the studio system in the film and television industry has led to challenges in capturing economies of scale. Those that have been able to develop a cooperative model have demonstrated profitability that outperforms the sector. The keys appear to be ownership of high quality content and multiple profit centers due to thoroughly exploiting these quality properties across multiple platforms.

     - Honoring the craftsman, in other words providing the creators of high-quality intellectual properties creative authority and profit-sharing incentives.

     - Entertainment companies that relied on non-creative executives to oversee intellectual property development have over the past five demonstrated profitability declines.

     The Company will structure its business and operational focus to try
and take advantage of these trends.    To this end it is the Company's
primary goal to provide high quality content in a number of key segments of the entertainment industry. Specifically, at this time the Company intends to focus on the following markets:

     - The children's inspirational market. The Company believes this market will see significant growth in near future. There was a 42% increase in inspirational video sales in 2002, and sales in this segment are forecasted to double by the end of 2005. The success of the theatrical feature "The Passion" is a further demonstration of this trend.

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

     In implementing its business model, the Company intends to rely on the skills and expertise of the creative personnel with which it will collaborate. The Company believes that by putting in place the necessary elements and then allowing the creative experts to have input into and guide product development, combined with the ability to participate financially in the success of the project, the Company will be able to attract and retain high quality creative talent.

     Moreover, by involving the creative personnel in certain matters, the
Company believes it can reduce up front development risk.   Development
risk is an industry dynamic wherein significant capital is spent on the front end of projects with no assurances of returns.

     At this time, the Company envisions implementing its business plan in several phases. In Phase One the Company will seek to recruit resources to
support projects and establish operations.    The operational framework for
all negotiations can be defined as follows:

     - All ventures will be encouraged to work cooperatively to secure necessary services, whenever prudent, from each other. An example would be a film production working with DreamCity for print and advertising development for distribution.

     - Each sponsored venture will provide a negotiated fee to Redwood Entertainment Group to offset minimal operating costs and expenses for the venture.

          In exchange for the negotiated fee, Redwood will be responsible for executing Phase Two funding which can provide additional operational/project specific funding for the ventures.

     - Redwood will conduct activities specifically negotiated with the individual ventures such as additional capital recruitment for projects and securing institutional lines of credit and/or necessary partnerships.

     - Ancillary profit centers linked to licensing and merchandising opportunities will be developed upon mutual consultation.

     - Redwood will be responsible for establishing business entities that will optimize opportunities.

     - Selected individual will be offered additional contracts to consult on the creation of Phase Two and Three strategies. This will establish internal loyalty as well as provide us with recommendations from exceptional industry professionals.

     In Phase Two, projects will be fully launched. The Company is currently unsure of the timing of Phase Two, but in Phase Two, the initial alliances created in Phase One will be configured as either joint ventures or as full acquisitions. The principals of each alliance will concomitantly be subject to project-specific profitability requirements linked to Phase One funding as well as operational accountability that will make them eligible for participation in potential Phase Two funding. Some of the Company's activities may be positioned for divesting or for creation as a semi-autonomous division within the Company structure. An example would be creating a separate division for the inspirational market to facilitate multiple platform launches. Sources of funds to support operations and projects are expected to come from short-range revenues from operations, production-specific funding such as debt financing, producer fees, or product placement sponsorships, and investor recruitment.

Phase Three activities, which will begin no sooner than later than the third quarter 2004, are expected to focus on pre-production of film and television projects that have been developed. During Phase Three, the Company's primary goals will be to assure the creation of principle-themed content that can be franchised into multiple markets; to develop a replicable process for incubating promising media ventures and bringing them to market; and to create and enhance brand and image awareness for all contributing entities.

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

     - Recruiting resources, including cash investments that will initially support operations. After short-range revenues begin to be realized, investments will generally be recruited that will be used for project-specific support and/or operational expansion through acquisitions.

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

     - Establishing a web presence that will include both project launches and operation of the Redwood Entertainment Group site as well as links to compatible sites;

     -    Developing video and music loops;

     -    Developing point of purchase items such as standups, etc.;

     - Providing co-operative advertising opportunities for local retailers;

     - Conducting comprehensive advertising in all mediums: TV, magazine, radio, etc.

     -    Sales channels will include the following:

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

Number of Employees
-------------------

     The Company currently has no full-time employees but does pay consulting fees to two directors of the Company, Mario Procopio and Michael Davis. Pursuant to a consulting agreement between Dr. Procopio and the Company, Dr. Procopio receives compensation for advising the Company on business development, business strategy, corporate image and equity fund raising. Michael Davis is compensated for services rendered to DreamCity.

Reports to Security Holders
---------------------------

     The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company, which may be viewed at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is currently negotiating a sublease for office space for its principal executive offices at 1414 East Katella Avenue in Anaheim, California. The party with whom the Company is negotiating the sublease may be deemed a related party through a common board member.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

     The Company's common stock is currently listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "RDWE". As of May 13, 2004, the Company had approximately 119 shareholders holding 60,729,684 shares of common stock issued and outstanding. Of the issued and outstanding common stock approximately 3,288,157 are free trading, the balance are restricted stock as that term is used in Rule 144. The Company has never declared a dividend on its common stock other than a special dividend issued to one investor in 1998.

     The published bid and ask quotations from January 1, 2002 through December 31, 2003, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                    Bid                      Ask
                             High          Low        High          Low
     2003
     ----
     First Quarter              $3.50       $0.24        $8.00        $0.32
     Second Quarter              0.30        0.006        0.35         0.01
     Third Quarter              0.024        0.015        0.03         0.02
     Fourth Quarter             0.025        0.018        0.03         0.02

     2002
     ----
     First Quarter              $4.77        $2.38       $0.23        $0.11
     Second Quarter              3.25         0.65        0.10         0.03
     Third Quarter               1.39         0.17        4.15         0.01
     Fourth Quarter              2.00         0.17        6.00         0.15

     The above information was obtained from the Over-the-Counter Bulletin Board, NASDAQ Data Products, Historical Data Service.

     On March 24, 2004, the closing price of our Common Stock was $0.02 per share. On the same date, we had approximately 119 stockholders of record, including broker-dealers holding shares beneficially owned by their customers. The above quotations as provided by the Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

RECENT SALES OF UNREGISTERED SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     During the quarter ended December 31, 2003, the Company issued the following securities, which were not registered under the Securities Act of 1933.

     On October 1, 2003, the Company sold 2,000,000 restricted common shares to an investor for $40,000 in a private transaction. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On October 27, 2003, the Company issued 20,000,000 restricted shares of common stock to Michael Davis to finalize the acquisition of DreamCity Entertainment. For purposes of the acquisition the shares were valued at $0.027 per share. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

ITEM 6.   PLAN OF OPERATIONS

     Forward Looking Information and Cautionary Statement

     In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements set forth in Item 7 and elsewhere in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the media and technology industries for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-KSB.

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

GENERAL

     The Company continues to be considered as a development stage enterprise because it has not yet generated revenue from sale of its products and/or services. Since its inception, the Company has devoted substantially all of its efforts to development of its products and services and the search for sources of capital to fund its efforts. It is the Company's intention to become a premier multimedia entertainment company that creates and controls brands characterized as high quality, principle-centered, and multicultural with profits resulting from thorough brand exploitation.

     Business of the Company
     -----------------------

     The Company intends to conduct business in the entertainment sector and complimentary media and technology activities.

     Dream City has been working to launch development in three project areas:

     -    a line of celebrity imprint children's' books;
     - a graphic novel series for the inspirational market that will be expected to be developed across multiple platforms;
     -    a cooking/entertaining show for television.

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

HOLLYWORD! CELEBRITY IMPRINT CHILDREN'S BOOK SERIES

     The Company is in discussion with mainstream publishing houses to secure a distribution agreement on its celebrity imprint children's book series. This project titled "Hollyword!" is anticipated to finalize a distribution commitment within the third quarter of 2004. The Company has received signed Letters of Intent from two celebrities who have committed to the project and is awaiting receipt of additional commitments from three other celebrities. Release of the names of these personalities to the market is conditioned on confirmation of a distribution commitment and is forecasted to occur within the third quarter of 2004.

GENESIS  5 - GRAPHIC NOVEL SERIES

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

SOURCE OF FUNDS

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. The Company is and has been entirely dependent on outside sources of financing for continuation of operations and there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. The Company's independent auditors have noted in their Report of Independent Auditors and in the Notes to the Financial Statements that the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is actively seeking additional funding, to finance ongoing operations and new acquisitions. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all.

     The Company anticipates it will need approximately $1,000,000.00 to implement its media and technology business plans, launch operations and support those operations for the next twelve months. Capital recruitment will be for either operational support, which is expected to include stock-related transactions, or project specific funding, which can include project specific revenue sharing, stock-related transactions, or a combination of these. Until the Company is successful in securing full funding to implement its business plan and meet its operational needs, the Company is implementing the following strategies:

     1 Project-specific funding recruitment that includes a 10% overhead allocation is being emphasized as this creates a shorter horizon for the Company realizing revenues;

     2 Vender concessions such as deferred payments or exchanges for restricted stock are being sought to allow essential operations to continue;

     3 Agreements that can be appropriately secured using restricted stock in lieu of cash are being pursued.

     4 While not part of the Company's long-term strategy, sale of assets such as intellectual property yet to be created will be pursued if necessary.

     5 Consultants will be used for necessary activities until such a time as operational funding can allow for adding new hires. The Company will seek to secure services Contracts will be secured using either restricted or S-8 stock, depending on the nature of the services provided.

     Currently the Company has no commitment from any party to provide or make funds available to it to meet these capital needs. The Company is seeking infusions of capital to help commence its operations. At this point, the Company will consider raising such capital through both equity and debt financing.

RESULTS OF OPERATIONS

     The Company is considered to be in the development stage. As a development stage company, Redwood has not generated revenue since its inception through the fourth quarter 2003. As of December 31, 2003, the Company had losses accumulated from all of its previous configurations all of which were in the in the development stage but were under different management teams of $3,555,751 funded by paid-in capital. As of December 31, 2003, the Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. For the 2004 fiscal year, the Company will continue to pursue funding for the business of Redwood Entertainment Group as well as assign capital to the eradication of company debt, the funding of projects that have low overhead/shorter range return horizons, and funding towards acquisitions of companies that have the potential of generating revenues. There can be no assurance that the Company will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate any revenues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. This adoption of this pronouncement did not have a material effect on the Company's financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 in January 2003.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN
No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.


     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities:
(1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.


ITEM 7.  FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Table of Contents" on Page F-1.










                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




                     CONSOLIDATED FINANCIAL STATEMENTS
                   WITH REPORT OF INDEPENDENT ACCOUNTANTS
          for the year ended December 31, 2003 and for the periods
       from inception, August 13, 2002, to December 31, 2003 and 2002

























                                          F-1




                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                      Page
                                                                     ------

Report of Independent Accountants                                     F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of
    December 31, 2003                                                 F-4

  Consolidated Statement of Operations
    for the year ended December 31, 2003 and for
    the periods from inception, August 13, 2002,
    to December 31, 2003 and 2002                                     F-5

  Consolidated Statement of Stockholders'
    Deficit for year ended December 31, 2003 and
    for the periods from inception, August 13, 2002,
    to December 31, 2003 and 2002                                     F-6

  Consolidated Statement of Cash Flows for the year
    ended December 31, 2003 and for the periods from
    inception, August 13, 2002, to December 31, 2003
    and 2002                                                          F-8

Notes to Consolidated Financial Statements                            F-9



























                                             F-2







Report of Independent Accountants



To the Stockholders and Directors
Redwood Entertainment Group, Inc.


We have audited the accompanying consolidated balance sheet of Redwood Entertainment Group, Inc. (a corporation in the development stage) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and for the periods from inception, August 13, 2002, to December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Entertainment Group, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2003 and for the periods from inception, August 13, 2002, to December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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


                                     /s/ Ham, Langston & Brezina, L.L.P.



May 5, 2004
Houston, Texas


                                    F-3

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                         CONSOLIDATED BALANCE SHEET
                             December 31, 2003
                                 __________

   ASSETS
   ------
Current assets:
  Cash and cash equivalents                                     $     6,973
                                                                -----------
   Total assets                                                 $     6,973
                                                                ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to a bank                                        $    60,000
  Note payable to stockholder                                        49,672
  Obligation under acquisition agreement                            180,490
  Accounts payable and accrued liabilities                           73,040
  Accounts payable assumed in recapitalization                      178,487
                                                                -----------
   Total current liabilities                                        541,689
                                                                -----------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
   shares authorized, 55,479,684 shares issued and
   outstanding at December 31, 2003                                  55,479
  Additional paid-in capital                                      2,965,556
  Losses accumulated during the development stage               (3,555,751)
                                                                -----------

   Total stockholders' deficit                                    (534,716)
                                                                -----------

  Total liabilities and stockholders' deficit                   $     6,973
                                                                ===========














                The accompanying notes are an integral part
                 of the consolidated financial statements.
                                    F-4

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED STATEMENT OF OPERATIONS
          for the year ended December 31, 2003 and for the periods
       from inception, August 13, 2002, to December 31, 2003 and 2002
                                 __________


                                                                     Inception
                                                Period Ended             to
                                                December 31,        December 31,
                                            2003          2002*         2003
                                        ------------  ------------  ------------
Interest income                          $        12   $      -      $        12
                                        ------------  ------------  ------------

Costs and expenses:
  Operating, general and administrative
   expenses, except consulting expense       240,353        76,968       317,321
  Stock-based compensation                 1,200,973     1,202,233     2,403,206
  Cost of recapitalization                         -       273,987       273,987
  Goodwill impairment                        541,101             -       541,101
  Interest expense                            17,498         2,650        20,148
                                        ------------  ------------  ------------
   Total costs and expenses                1,999,925     1,555,838     3,555,763
                                        ------------  ------------  ------------
   Net loss                             $(1,999,913)  $(1,555,838)  $(3,555,751)
                                        ============  ============  ============

Weighted average shares outstanding       26,162,366    13,995,873
                                        ============  ============
Net loss per common share
 - basic and diluted                    $     (0.08)  $     (0.33)
                                        ============  ============







     * The Company did not begin operations until August 13, 2002. Accordingly, the amounts shown do not represent a complete annual period.












                The accompanying notes are an integral part
                 of the consolidated financial statements.
                                    F-5

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
       for the year ended December 31, 2003 and for the period from inception, August 13, 2002, to December 31, 2002
                                 __________

                                                                Losses
                                                              Accumulated
                                      Additional              During the
                      Common Stock     Paid-In    Deferred    Development
                   Shares     Amount    Capital  Compensation   Stage        Total
                 ---------- --------- ----------  ----------- -----------  ----------
Balance at
 inception,
 August 13, 2002                $   -    $     -     $      -    $      -     $     -

Initial
 contribution to
 establish Energy
 Resource
 Management, Inc.       300         -      1,020            -           -       1,020

Recapitalization
 on August 26,
 2002            13,338,384    13,338   (13,338)            -           -           -

Common stock
 issued in
 exchange for
 consulting
 services         2,715,000     2,715  2,230,435  (1,030,917)           -   1,202,233

Net loss               -         -          -            -    (1,555,838) (1,555,838)
                 ---------- --------- ----------  ----------- -----------  ----------
Balance at
 December 31,
 2002            16,053,684   $16,053 $2,218,117 $(1,030,917)$(1,555,838)   (352,585)
                 ---------- --------- ----------  ----------- -----------  ----------

















                The accompanying notes are an integral part
                 of the consolidated financial statements.
                                    F-6


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
       for the year ended December 31, 2003 and for the period from inception, August 13, 2002, to December 31, 2002
                                 __________

                                                                Losses
                                                              Accumulated
                                      Additional              During the
                      Common Stock     Paid-In    Deferred    Development
                   Shares     Amount    Capital  Compensation   Stage        Total
                 ---------- --------- ----------  ----------- -----------  ----------
Balance at
 December 31,
 2002            16,053,684  $ 16,053 $2,218,117 $(1,030,917)$(1,555,838)$  (352,585)

Consulting
 services
 recognized
 under
 consulting
 agreements               -         -          -    1,030,917           -   1,030,917

Common stock
 issued for
 cash            10,450,000    10,450    144,550            -           -     155,000

Common stock
 issued in
 exchange
 consulting
 services and
 for employee
 compensation     3,001,000     3,001    167,055            -           -     170,056

Common stock
 issued in
 exchange for
 extension of
 acquisition
 agreement          275,000       275      4,125            -           -       4,400

Common stock
 issued to a
 charitable
 Organization     5,700,000     5,700     85,500            -           -      91,200

Common stock
 issued to
 escrow for
 DreamCity
 acquisition     20,000,000    20,000    340,000            -           -     360,000

Interest imputed
 on loan from
 Stockholder              -         -      6,209            -           -       6,209

Net loss                  -         -          -            - (1,999,913) (1,999,913)
                 ---------- --------- ----------  ----------- -----------  ----------
Balance at
 December 31,
 2003            55,479,684 $  55,479 $2,965,556  $         -$(3,555,751)  $(534,716)
                 ========== ========= ==========  =========== ===========  ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements.
                                    F-7

                     REDWOOD ENTERTAINMENT GROUP, INC.
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
       for the year ended December 31, 2003 and for the periods from inception, August 13, 2002, to December 31, 2003 and 2002
                                 __________

                                                                         Inception
                                                    Period Ended             to
                                                     December 31,        December 31,
                                                 2003          2002*         2003
                                             ------------  ------------  ------------
Cash flows from operating activities:
 Net loss                                    $(1,999,913)  $(1,555,838)  $(3,555,751)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Impairment of goodwill                          541,101             -       541,101
  Cost of recapitalization                              -       273,987       273,987
  Amortization of deferred compensation         1,030,917     1,202,233     2,233,150
  Common stock issued for compensation            170,056             -       170,056
  Interest imputed on notes payable to
   stockholder                                      6,209             -         6,209
  Amortization of discount on long-term debt        3,789             -         3,789
  Changes in accounts payable and accrued
   liabilities                                    102,779        28,961       131,740
                                             ------------  ------------  ------------
   Net cash used by operating activities        (145,062)      (50,657)     (195,719)
                                             ------------  ------------  ------------
Cash flows from financing activities:
 Proceeds from stockholder advances                     -        49,672        49,672
 Payments on notes payable                        (3,000)             -       (3,000)
 Proceeds from sale of common stock               155,000         1,020       156,020
                                             ------------  ------------  ------------
   Net cash provided by financing activities      152,000        50,692       202,692
                                             ------------  ------------  ------------
Net increase in cash and cash equivalents           6,938            35         6,973

Cash and cash equivalents at beginning
 of period                                             35             -             -
                                             ------------  ------------  ------------
Cash and cash equivalents at end of period   $      6,973  $         35  $      6,973
                                             ============  ============  ============



  *  The Company did not begin operations until August 13, 2002.
  Accordingly, the amounts shown do not represent a complete annual period.










                The accompanying notes are an integral part of these consolidated financial statements.
                                    F-8

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

     The Company was originally incorporated as Energy Resource Management, Inc. on August 13, 2002 and subsequently adopted name changes to Redwood Energy Group, Inc. and Redwood Entertainment Group, Inc., upon completion of a recapitalization on August 26, 2002. The re-capitalization occurred when the Company acquired the non-operating public shell of Gene-Cell, Inc. Gene-Cell had no significant assets or operations at the date of acquisition and the Company assumed all liabilities that remained from its prior discontinued operation as a biopharmaceutical research company. The historical financial statements presented herein are those of Redwood Entertainment Group, Inc. and its predecessors, Redwood Energy Group, Inc. and Energy Resource Management, Inc.

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



                                    F-9

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 __________

1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------
     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents.

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

     Loss Per Share
     --------------
     Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2002 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the year ended December 31, 2003 and for the periods from inception, August 13, 2002, to December 31, 2003 and 2002.

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

                               Continued
                                 F-10


                  REDWOOD ENTERTAINMENT GROUP, INC.
               (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________

1.   Organization and Summary of Significant Accounting Policies,
     continued
     ------------------------------------------------------------
     Comprehensive Income
     --------------------
     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic consolidated financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's consolidated financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

     New Accounting Pronouncements
     -----------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS
     No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. This adoption of this pronouncement did not have a material effect on the Company's financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 in January 2003.

                               Continued
                                 F-11


                   REDWOOD ENTERTAINMENT GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              __________

1.   Organization and Significant Accounting Policies, continued
     -----------------------------------------------------------
     New Accounting Pronouncements, continued
     ----------------------------------------
     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable,
     (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

                                 F-12
                  REDWOOD ENTERTAINMENT GROUP, INC.
               (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________

2.   Going Concern Considerations
     ----------------------------
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $3,555,751 for the period from inception, August 13, 2002, to December 31, 2003. Additionally, at December 31, 2003, the Company is in a negative working capital and stockholders' deficit position of $534,716. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

     Company management has plans that may include development into an independent multimedia entertainment company. To this end, during the 2003, the Company entered into an agreement to acquire
     DreamCity Entertainment.   While the Company has, to date, been
     unable to fulfill all of its obligations under the agreement, the Company is working to renegotiate the terms of the agreement to allow it to go forward. The Company believes the acquisition of DreamCity Entertainment would provide the Company a solid operation on which to implement its business plan. However, The Company's plan may require substantial amounts of capital.

     There can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations as a development stage company, that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage There can also be no assurances that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, as follows:

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

     The consideration given by the Company in the recapitalization was approximately $274,000 and was achieved through the assumption of a note payable, accounts payable and accrued liabilities of the public shell.

4.   Acquisition of DreamCity Entertainment
     --------------------------------------

     On October 27, 2003, the Company Acquired DreamCity Entertainment from Michael Davis for $541,101. The purchase price was paid by issuing a total of 20,275,000 shares of the Company's common stock valued at $364,400 and two future cash payments of $100,000 each, during the second quarter of 2004 and 2005. These payments represent long-term debt bearing no interest and, accordingly, the debt was issued at a discount. Following is an analysis of the assets acquired and the related purchase price of DreamCity Entertainment.

     Asset acquired   Goodwill                              $  541,101
                                                            ==========
     Analysis of purchase price
     Common stock   20,000,000 shares                       $  360,000
     Future cash payments treated as long-term debt            181,101
                                                            ----------
     Total purchase price                                   $  541,101
                                                            ==========


                                 F-14

                  REDWOOD ENTERTAINMENT GROUP, INC.
               (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________

4.   Acquisition of DreamCity Entertainment, continued
     -------------------------------------------------
     At December 31, 2003, the Company was unable to demonstrate the continuing value of the Goodwill, because no reliable estimate of future cash flows could be substantiated and accordingly, the Company recorded a $541,101 impairment reserve to reduce goodwill to its estimated net realizable value.

5.   Note Payable to a Bank
     ----------------------
     Note payable to a bank at December 31, 2003 consists of amounts due under a $60,000 revolving line of credit, bearing interest at 11.75% per year and due on demand. This line of credit is collateralized by the guarantees of certain primary stockholders. This note was assumed in connection with the recapitalization of the Company.

6.   Note Payable to Stockholder
     ---------------------------
     Note payable to a stockholder represents advances made by a Robert Gower to allow the Company to meet certain obligations in the ordinary course of business. The note is on informal terms and bears no stated rate of interest; however, interest has been accrued at 12% per year, resulting in an increase in interest expense and additional paid-in capital of $6,209.

7.   Accounts Payable and Accrued Liabilities
     ----------------------------------------
     Accounts payable and accrued liabilities at December 31, 2002 consists of the following:

     Accounts payable                                       $   67,307
     Accrued interest and other liabilities                      5,733
                                                            ----------
       Total                                                $   73,040
                                                            ==========

     Accounts payable assumed in the recapitalization of the Company represent trade payables of the public shell company that were assumed as a condition of the recapitalization. Such payables were incurred by Gene-Cell, Inc. prior to August 26, 2002.

8.   Income Taxes
     ------------
     The composition of deferred tax assets and the related tax effects at December 31, 2003 are as follows:

     Benefit from carryforward of net operating loss      $ 1,035,585
     Less valuation allowance                              (1,035,585)
                                                          ------------
       Net deferred tax asset                             $      -
                                                          ============

                               Continued
                                 F-15

                  REDWOOD ENTERTAINMENT GROUP, INC.
               (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________

8.   Income Taxes, continued
     -----------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the year ended December 31, 2003 and the period from inception, August 13, 2002, to December 31, 2002 is as follows:

                                                  2003                2002
                                           Amount   Percent    Amount   Percent
                                        ---------- --------- --------- ---------
       Benefit for income tax at
        federal statutory rate          $  679,970     34.0% $ 528,985     34.0%
       Non-deductible compensation       (408,331)    (20.4)  (408,759)    (26.3)
       Increase in valuation allowance    (87,665)     (4.4)   (27,071)     (1.7)
       Other                             (183,974)     (9.2)  (93,155)     (6.0)
                                        ---------- --------- --------- ---------
                                        $    -          -  % $    -         -  %
                                        ========== ========= ========= =========

     At December 31, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $3,046,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2022. The benefit from utilization of net operating loss carryforwards incurred prior to August 26, 2002 was significantly limited in connection with a recapitalization (See
     Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

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

9.   Stockholders' Equity
     --------------------
     During the year ended December 31, 2003, and for the period from inception, August 13, 2002, to December 31, 2002, the Company engaged in various transactions affecting common stock as follows:
                               Continued
                                 F-16

                  REDWOOD ENTERTAINMENT GROUP, INC.
               (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________

9.   Stockholders' Equity, continued
     -------------------------------

     Year ended December 31, 2003
     ----------------------------

     - Effective March 3, 2003 the Company adopted a 3 to 1 forward stock split. This stock split has been reflected in the accompanying financial statements on a retroactive basis and all references to shares outstanding, weighted average shares and earnings per share have been restated to reflect the split as if it had occurred at inception.

     - In April 2003, the Company demanded return of 1,050,000 shares of common stock, issued under the consulting agreements in 2002, as a result of nonperformance of services and failure by specific members of the Company's business development consulting team to fulfill specific contractual obligations to the Company. The response to the Company's demand is not yet known. The Company Board of Directors unanimously elected not to renew the consulting contracts entered into in 2002 and is currently conducting an investigation into relevant aspects of these consulting agreements.

     - In June 2003, the Company negotiated an extension to its DreamCity acquisition agreement in exchange for 275,000 shares of restricted common stock. This acquisition was completed in October 2003, under terms described in Note 4, upon issuance of an additional 20,000,000 shares.

     - In September 2003 the Company issued 5,700,000 shares of common stock to New Creation Outreach, Inc., as a donation to support its ministries. New Creation Outreach is a related party because certain members of Company management and the board of directors are also officers in New Creation Outreach, Inc.

     - At various dates in 2003, the Company sold 10,450,000 shares of its common stock at prices ranging from $0.01 to $0.02 per share and received total proceeds of $155,000. These shares were sold under private placements exempt from registration.

     Inception to December 31, 2002
     ------------------------------

     - On August 26, 2002 the Company entered into the recapitalization transaction under which the Company agreed to acquire all of the issued and outstanding common stock of Energy Resource Management, Inc. ("ERM") in exchange for 4,000,000 shares of the Company's common stock (See Note 3).

                               Continued
                                 F-17

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

10.  Stock Options and Warrants
     --------------------------

     Gene-Cell, Inc., the public shell Company, used in the recapitalization (See Note 3) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options were approved by the Board of Directors. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant.

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

     At the time of the recapitalization, all stock options were fully vested and exercisable. Following is a summary of outstanding stock options at December 31, 2003:


                               Continued
                                 F-18

                  REDWOOD ENTERTAINMENT GROUP, INC.
               (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________

                                           Remaining
                                         Contractual
    Number of Shares  Expiration Date   Life (Years)    Exercise Price
    ----------------  ---------------   ------------    --------------
                 693        July 2007            3.5            $10.83
               4,083        July 2007            3.5            $ 4.33
               3,462       March 2008            3.3            $21.67
                 375        June 2008            4.5            $21.67
                 375        June 2009            5.5            $21.67
                 387        June 2010            6.5            $21.67
               1,173       April 2011            7.3            $21.67
               1,020        June 2011            7.5            $21.67
              72,906      August 2011            7.6            $ 7.58
              98,307    February 2012            8.2            $ 4.33
              17,307    February 2012            8.2            $ 4.33
              94,614        July 2012            8.5            $ 1.08
    ----------------  ---------------   ------------    --------------
             294,702  Weighted average exercise price           $ 4.51
    ================                                    ==============

     Gene-Cell also issued stock warrants to investors prior to the recapitalization, which remain outstanding at December 31, 2003. Based upon such issuances, at December 31, 2003 the Company has outstanding, warrants to acquire 90,231 shares of the Company's common stock at $43.33 per share. These outstanding warrants are exercisable through November 2005.

11.  Related Party Transactions
     --------------------------

     During the year ended December 31, 2003, he Company issued
     5,700,000 shares of common stock to New Creation Outreach, Inc., as a donation to support its ministries. New Creation Outreach is a related party because certain members of Company management and the board of directors are also officers in New Creation
     Outreach, Inc.

     As described in Note 6, at December 31, 2003, the Company has a not payable to a stockholder/former officer of the Company.

12.  Non-Cash Investing and Financing Activities
     -------------------------------------------

     On October 27, 2003, the Company Acquired DreamCity Entertainment from Michael Davis for $541,101. The purchase price was paid by issuing a total of 20,275,000 shares of the Company's common stock valued at $364,400 and the issuance of $181,000 of long-term debt. (See Note 4.)




                                 F-19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
     -------------------------------------------------
     The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "EVALUATION DATE") within 90 days before the filing of this annual report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

                               PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within EMPS. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name             Age     Position                    Director or Officer Since
---------------  ----    -------------------------   -------------------------
Brian R. Davis   50      Chairman of the Board of    January 1997
                         Directors, Interim CEO and
                         President

Kathy Procopio   48      CFO, Director               January 2003
                         Secretary, Treasurer

Mario Procopio   42      Director                    August 2003

Whitney Farmer*  39      Director                    January 2003

Michael Davis    40      Director, President of      May 2003
                         DreamCity Entertainment

     * Subsequent to the year ended December 31, 2003, Whitney Farmer resigned as the Chief Executive Officer and Principal Financial Officer of the Company. Brian Davis will serve as the interim Chief Executive Officer and President of the Company until such time as the Board of Directors finds a suitable replacement for Ms. Farmer. Kathy Procopio has been appointed as Chief Financial Officer of the Company.

     The following sets forth certain biographical information relating to the Company's Officers and Directors:

     BRIAN R. DAVIS, PH.D. Dr. Davis is a co-founder of Gene-Cell. From 1995 to 2000, Dr. Davis held the position of Associate Professor, Department of Microbiology & Immunology Department of Internal Medicine and Senior Scientist, Sealy Center for Oncology & Hematology at the University of Texas Medical Branch at Galveston. Prior to joining UTMB, Galveston in 1995, Dr. Davis was a Visiting Scholar at the Department of Molecular Microbiology & Immunology at the Johns Hopkins School of Public Health in Baltimore Maryland (1994-1995) and spent nine years as Scientist at the Institute of Cancer Research/ Geraldine Brush Cancer Research Institute in San Francisco, holding the positions of Acting Director and Associate Director(1986-1995). Dr. Davis received his A.B. summa cum laude from Harvard University in 1976, received his Ph.D. from California Institute of Technology in 1980, and conducted his postdoctoral training at the University of California, Irvine from 1982-1986. Dr. Davis has an extensive list of publications in the fields of hematopoiesis and retrovirology.

     MARIO PROCOPIO, TH. D. Mario owned a financial services/asset management company for the past twelve years which had grown to a sales force of more than 60 licensed agents and 1,000 clients with more than $ 10 million in assets under management. Dr. Procopio is a founder of a non-profit organization consisting of 107 licensed ministers of which 44 of them are missionaries. He oversees about 22 churches and 4,000 people who are affiliated with the ministry. He holds a Doctorate of Divinity and a Doctorate of Theology degree. Dr. Procopio currently co-hosts a half hour talk show with Adelphia TV on local cable television.


     KATHY PROCOPIO, TH.D. Dr. Procopio has extensive experience in financial services with 22 years in the marketplace. Her background includes working for Drexel Burnham Lambert stock brokerage in Mike Milken's office as administrative supervisor and managing 60 sales support staff. Dr. Procopio provided executive oversight for a billionaire heiress who provides financial services for high profile clients. Asset management for these portfolios was in excess of $250,000,000.00 from approximately 50 different accounts. For the past 12 years, Dr. Procopio has been the owner of a branch of Primerica, an asset management/financial services company. She recruited and trained a sales force that grew to over 60 licensed agents representing nearly 1000 clients with approximately $10,000,000.00 in assets under administration.


     WHITNEY FARMER. Ms. Farmer received her B.S. with honors and M.B.A. from Western Washington University in Bellingham, Washington. Originally a mortgage banker with Lynnwood Mortgage Corporation (now Golf Savings Bank), her client base included a range from builder/developer packaging to high risk first time homebuyers. She has served in executive volunteer/Board of Director capacities for the American Heart Association, American Cancer Society, and Washington State Omnibus Bill AIDS Task Force, and has launched three different private sector internship programs in Washington State. As a consultant for ACT, Incorporated, she authored a Strategic Plan for California State specifically addressing Los Angeles Unified School District. Her further consulting work in the greater Los Angeles area has concentrated on integrating non-profit/educational/charitable objectives with entertainment sector companies and foundations. Immediately prior to beginning with Redwood Entertainment Group, Inc., Ms. Farmer was Vice President of Internal Development for Duke Media. In this endeavor, she recruited capital and other resources for both live action and animated projects, and developed public/private partnerships domestically and internationally.

     MICHAEL DAVIS, PH.D. Mr. Davis is an artist, entrepreneur, educator, and mentor. Originally an illustrator, Mr. Davis graduated from the High School of Art and Design and subsequently Pratt University. His clients have included CBS, NBC, Nike, Smirnoff, Marvel, and DC Comics. He was the Artistic Director of the Art Carnival at the Museum of Modern Art in New York City. Through that program and his mentor program, his students are representative of who would become the most highly regarded professionals in animation, comics, and illustration. He was selected as the first to illustrate ETC, the first project of Piranha Press of DC Comics. In cooperation with three other partners, Mr. Davis co-founded Milestone Media. Milestone was sold in a distribution deal to Time-Warner in what was at the time the first ever done by Time-Warner with a Black-owned company. Since its debut in 1993, Milestone has sold over 10 million copies worldwide of its publications featuring a universe of multicultural characters and making it the biggest Black comic book publisher in the world. One of the Milestone properties, "Static Shock!", became the hit WBKids television show which for the last three years has usually captured a #1 viewership ranking and was nominated for two 2002 and 2003 Emmys. It won the Emmy for Best Music in 2004. After selling Milestone, Mr. Davis was recruited as President/CEO of Motown Film and Animation, a new venture of Motown Records wherein Mr. Davis reported directly to Jeryl Busby, President of Motown, and Clarence Avant, Chair of Motown. As CEO, Michael created and placed into development shows at Disney, ABC, Fox, and Nickelodeon. As an educator, Mr. Davis created Action Files for Simon & Schuster, at the time the only comics-based curriculum reading program taught in any school system. His mentor program was recognized with proclamations from the cities of Los Angeles, New York, and East Orange. Mr. Davis created the Magic Media reading program, a joint venture with Magic Johnson Enterprises and RKO Magic, a joint venture with of Magic Johnson Entertainment and RKO Pictures that reinterprets the historic catalog of RKO intellectual properties
for the modern urban multicultural market.   As a speaker, Mr. Davis
has been the keynote speaker for the New York United Federation of Art Teachers and the Federal Bureau of Investigation. In 1997, Mr. Davis was named Mentor of the Year by Mentor magazine. He has been profiled in Black Enterprise magazine, the New York Daily News, the New York Times, and by CNN, The Today Show, MTV, and BET. In 1997, the Stockton School in East Orange, New Jersey (a k-6 magnet school for film, television, animation, and radio, renamed the Gordon Parks School), renamed their auditorium The Michael Davis Auditorium. In 2004, Mr. Davis was awarded a Ph.D. from the Hollywood Institute of Production.
                                  38
Dependence Upon Key Personnel
-----------------------------

     The Company's ability to achieve success will depend, in part, upon its ability to attract and retain highly qualified people in the various areas of management while maintaining relationships with leading sector identities. Michael Davis, President of DreamCity is working toward achieving the revenue generating goals of the firm. Loss of his services would significantly impair the Company's ability to be successful in the entertainment industry. The Company carries no key man life insurance binder until such a time that sufficient operational capital is secured to provide for this coverage.

Family Relationships
--------------------

     Mario Procopio and Kathy Procopio are husband and wife. As a clarification, the Michael Davis who is a member of the Board of Directors and President of DreamCity Entertainment is a different individual from former Gene-Cell Board member Michael R. Davis, brother to current Board Chair and interim CEO and President Dr. Brian
R. Davis.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and executive officers are required to comply with
Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities. Form 4 is to report changes in beneficial ownership and Form 5 covers annual statement of changes in beneficial ownership, which is due 45 days after the fiscal year end of the Company.

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, it appears that certain reports were not timely filed.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding the compensation for the years ended December 31, 2003, 2001 and 2000, with respect to the Chief Executive Officer and any other highly compensated executive officers whose total annual salary and bonus during 2003 exceeded $100,000 (collectively, the "Named Executive Officers").


                                                                   Long Term
                                    Annual Compensation       Compensation Awards
                   ------------------------------------------ ------------------
                                              Other           Securities     All
Name and                                     Annual Restricted     Under   Other
Principal                                    Compen      Stock     lying  Compen
Position           Year    Salary   Bonus    sation     Awards   Options  sation
--------------------------------------------------------------------------------
Whitney Farmer
Former Chairperson,
Chief Executive
Officer, Chief
Financial
Officer and
Director           2003   $25,076  $  -0-    $  -0-  1,150,000       -0-    $-0-

Brian Davis
Interim  Chief
Executive Officer  2003  $    -0-    $-0-       -0-    400,000       -0-    $-0-
and President      2002  $    -0-    $-0-       -0-              86,498*    $-0-
and Director       2001  $178,000    $-0-       -0-               8,569     $-0-

Michael Davis
Director,
President of
DreamCity
Entertainment      2003  $24,399     $-0-       -0-    67,5000       -0-    $-0-
                                                            **
Kathy Procopio
Chief Financial
Officer,
Secretary,
Treasurer and
Director           2003      $-0-    $-0-       -0-    200,000       -0-  $1,000
                                                           ***
Mario Procopio
Director           2003      $-0-     -0-       -0-  5,500,000       -0- $14,625
                                                          ****

*    These options were granted as reimbursement for expenses accrued
     on behalf of the Company by Dr.    Davis. The value of these
     shares upon is estimated as 26,615 at a value of $3.25 per share.
**   Excludes 20,000,000 shares issued for purchase of DreamCity
     Entertainment.
*** These shares were issued to New Creation Outreach as a donation to support its ministries.
**** These shares were issued to New Creation Outreach as a donation to support its ministries.

COMPENSATION OF DIRECTORS

     During 2003, the Company had in place an agreement to pay its directors $500 per month in stock, or a combination of stock and cash. This agreement was taken under review by the board of directors in March 2004 and no payments have been made to directors since that time.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN
CONTROL ARRANGEMENT

     None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of March 24, 2004, the number of shares beneficially owned and percent of the Common Stock held by:
(i) each director and director nominee of Redwood Entertainment Group, Inc., (ii) the Chief Executive Officer, (iii) the other executive officers named in the Summary Compensation Table set forth under "Executive Compensation", and (iv) all current executive officers and directors of Redwood Entertainment Group, Inc. as a group. Under the rules of the Securities and Exchange Commission ("SEC"), a person is deemed to own beneficially all securities as to which that person owns or shares voting or investment power, as well as all securities which such person may acquire within 60 days through the exercise of conversion rights or options. Each person named in the table below has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table.


                                  Number of Shares       Percentage of
Beneficial Owner            Beneficially Owned (1)        Common Stock
----------------------------------------------------------------------
Whitney Farmer                          1,150,000                 1.9%
Brian Davis                               567,955                 1.0%
Michael Davis                          20,675,000                34.6%
Kathy Procopio*                        12,650,000                20.8%
----------------------------------------------------------------------
All directors and executive officers
as a group (6 persons)                 35,042,955                57.7%
----------------------------------------------------------------------

     * The shares shown as beneficially owned by Kathy Procopio are held of record by Cyrus Project Incorporated and New Creation Outreach. Kathy Procopio is the President of both Cyrus Project Incorporated and New Creation Outreach and therefore may be determined to be the beneficial owner of those shares. Mario Procopio is a non-officer director of both entities.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 24, 2004, the persons named below were, to our knowledge, the only beneficial owners of more than 5% of the outstanding Common Stock, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, other than directors and executive officers whose beneficial ownership is described in the above table.


                                  Number of Shares       Percentage of
Beneficial Owner            Beneficially Owned (1)        Common Stock
----------------------------------------------------------------------
Cyrus Project Incorporated*
P.O. Box 1969
Huntington Beach, CA 92647               6,950,000               11.6%

New Creation Outreach*
1414 E. Katella Avenue
Anaheim, CA 92805                        5,700,000                9.5%

Total                                   12,650,000               20.8%
----------------------------------------------------------------------

     * Kathy Procopio is the President of both Cyrus Project
Incorporated and New Creation Outreach and therefore may be determined to be the beneficial owner of those shares. Mario Procopio is a non-officer director of both entities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 2003, the Company issued 5,700,000 shares of common stock to New Creation Outreach as a donation to support its ministries. This donation was made in lieu of payment of consulting and other fees due Mario Procopio and Kathy Procopio for services rendered to the Company during 2003. Kathy Procopio, the Company's CFO and a director, is the President of New Creation Outreach. Mario Procopio also holds a non-officer director position in New Creation Outreach.

     On October 27, 2003, the Company finalized the acquisition of DreamCity Entertainment by issuing 20,275,000 restricted shares of common stock to Michael Davis, the sole shareholder and president of DreamCity Entertainment. Mr. Davis is a Company director.

The Company believes that each of the above-described transactions is at least as favorable to the Company as those available on an arms-length basis. As with the above transactions, all future material transactions entered into between the Company and affiliated entities or parties will be on terms no less favorable to the Company than can be obtained from unaffiliated parties and will not be entered into or terminated except on the affirmative vote of a majority of the disinterested directors.



ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

          None.

(b) Exhibits.  The following exhibits are included as part of this report:

     Exhibit 10.1   Consulting Agreement

     Exhibit 14.1 Code of Ethics for Principal executive and senior financial officers

     Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1   Certification of Principal Executive Officer
                    Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

     Exhibit 32.2   Certification of Principal Financial Officer
                    Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The fees billed for services by Ham, Langston & Brezina, L.L.P. during 2003 and 2002 related to the financial statement audits and reviews of quarterly financial statements filed in the reports on Form 10-QSB totaled $21,427 and $17,500, respectively.

AUDIT-RELATED FEES

     Ham, Langston & Brezina, L.L.P. did not bill the Company for audit-related services during 2002 and 2003.

TAX FEES

     Ham, Langston & Brezina, L.L.P. did not bill the Company for income tax consulting services during 2003 and 2002, respectively.

ALL OTHER FEES

     Ham, Langston & Brezina, L.L.P. did not bill the Company other fees during 2002 and 2003.


                              SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                         Redwood Entertainment Group, Inc.


May 17, 2004             By: /S/ Brian R. Davis
                         ----------------------------------
                         Brian R. Davis, Interim Chief Executive
                         Officer and President



May 17, 2004             By: /S/ Kathy Procopio
                         ----------------------------------
                         Kathy Procopio, Chief Financial Officer










