Form 10QSB
period 2004-03-31
REDWOOD ENTERTAINMENT GROUP INC
filed 2004-06-09
CIK 1096637

Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  March 31, 2004                                               0-27727


                     REDWOOD ENTERTAINMENT GROUP, INC.
                     ----------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  -------
       (State or other jurisdiction of incorporation or organization)

                                 91-1766174
                                -----------
                    (I.R.S. Employer Identification No.)


                       9852 West Katella Ave., #363
                         Anaheim, California 92804
                      --------------------------------
                  (Address of principal executive offices)

                               (714) 740-0601
                              ---------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:   None.

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   X Yes         No

As of March 31, 2004, the Company had 59,729,684 shares of its $.001 par value, Common Stock outstanding.






                                                                      Page
                                                                     ------

PART I.  FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Condensed Financial Statements          3

     Consolidated Condensed Balance Sheet as of
       March 31, 2004 (Unaudited) and December 31, 2003                  4

     Unaudited Consolidated Condensed Statement of Operations
       for the three months ended March 31, 2003 and 2004 and
       for the period from inception, August 13, 2002, to
       March 31, 2004                                                    5

     Unaudited Consolidated Condensed Statement of Stockholders'
       Deficit for the three months ended March 31, 2004 and
       for the period from inception, August 13, 2002, to
       March 31, 2004                                                    6

     Unaudited Consolidated Condensed Statement of Cash Flows
       for the three months ended March 31, 2004 and 2003 and
       for the period from inception, August 13, 2002, to
       September 30, 2003                                                9

     Notes to Unaudited Consolidated Condensed Financial Statements     10


Item 2.  Plan of Operations                                             14

Item 3.  Controls and Procedures                                        17

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                          18

Item 6.  Exhibits and Reports on Form 8-K                               18

Signatures                                                              19




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS







                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




           UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2004
























                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED CONDENSED BALANCE SHEET
                    March 31, 2004 and December 31, 2003
                                 __________

                                                     March, 31    December
                                                       2004       31, 2003
                                                   (Unaudited)     (Note)
                                                   -----------  -----------
     ASSETS
     ------

Current assets:
  Cash and cash equivalents                        $    2,439   $    6,973
                                                   -----------  -----------
     Total current assets                               2,439        6,973
                                                   -----------  -----------
Deposit for acquisition of SaVi Group                   9,000         -
                                                   -----------  -----------
     Total assets                                  $   11,439   $    6,973
                                                   ===========  ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to a bank                           $   60,000   $   60,000
  Note payable to stockholder                          49,672       49,672
  Obligations under acquisition agreement             185,959      180,490
  Accounts payable and accrued liabilities             73,715       73,040
  Accounts payable assumed in recapitalization        178,487      178,487
                                                   -----------  -----------
     Total current liabilities                        547,833      541,689
                                                   -----------  -----------
Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000
   shares authorized, 59,729,684 and 55,479,684
   shares issued and outstanding at March 31,
   2004 and December 31, 2003, respectively            59,730       55,479
  Additional paid-in capital                        3,034,030    2,965,556
  Subscription receivable                             (60,000)        -
  Losses accumulated during the development stage  (3,570,154)  (3,555,751)
                                                   -----------  -----------
     Total stockholders' deficit                     (536,394)    (534,716)
                                                   -----------  -----------
     Total liabilities and stockholders' deficit   $   11,439   $    6,973
                                                   ===========  ===========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
         for the three months ended March 31, 2004 and 2003 and for the period from inception, August 13, 2002, to March 31, 2004
                                 __________

                                                                         Inception
                                                Three Months Ended          to
                                                      March 31,           March 31,
                                                 2004          2003         2003
                                            ------------  ------------ ------------
Interest income                              $      -       $     -     $       12
                                            ------------  ------------ ------------
Cost and expenses:
 Operating, general and administrative
  expenses, except stock-based compensation        7,734        61,822      325,055
 Stock-based compensation                              -     1,030,917    2,403,206
 Cost of recapitalization                              -             -      273,987
 Goodwill impairment                                   -             -      541,101
 Interest expense                                  6,669         1,200       26,817
                                            ------------  ------------ ------------
  Total costs and expenses                        14,403     1,093,939    3,570,166
                                            ------------  ------------ ------------
  Net loss                                  $   (14,403)  $(1,093,939) $(3,570,154)
                                            ============  ============ ============

Weighted average shares outstanding           57,246,168    16,053,684
                                            ============  ============

Net loss per common share                   $     (0.00)  $     (0.07)
                                            ============  ============

























                The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
     for the three months ended March 31, 2004 and for the period from inception, August 13, 2002, to March 31, 2004
                                 __________

                                                                   Losses
                                                        Subscr  Accumulated
                              Additional                iption   During the
              Common Stock     Paid-In   Deferred       Recei-  Development
            Shares    Amount    Capital  Compensation   vable      Stage       Total
          ---------- -------- ---------- ------------ --------- -----------  ----------
Balance at
inception,
August 13,
2002              -    $   -     $     -    $      - $      -    $      -     $     -

Initial
contribution
to establish
Energy
Resource
Management,
Inc.             300       -       1,020           -        -           -       1,020

Recapital-
ization
on August
26, 2002  13,338,384  13,338    (13,338)           -        -           -           -

Common
stock
issued in
exchange
for
consulting
services   2,715,000   2,715   2,230,435 (1,030,917)        -           -   1,202,233

Net loss         -       -           -           -        -   (1,555,838) (1,555,838)
          ------------------  ---------- ----------- --------------------  ----------
Balance
at
December
31, 2002  16,053,684 $16,053  $2,218,117$(1,030,917) $     - $(1,555,838)  $(352,585)
          ==================  ========== =========== ====================  ==========







                The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
     for the three months ended March 31, 2004 and for the period from inception, August 13, 2002, to March 31, 2004
                                 __________

                                                                   Losses
                                                        Subscr  Accumulated
                              Additional                iption   During the
              Common Stock     Paid-In   Deferred       Recei-  Development
            Shares    Amount    Capital  Compensation   vable      Stage       Total
          ---------- -------- ---------- ------------ --------- -----------  ----------

Balance at
December
31, 2002  16,053,684 $16,053  $2,218,117$(1,030,917)  $     -$(1,555,838)  $(352,585)

Consulting
services
recognized
under
consulting
agreements         -       -           -   1,030,917        -           -   1,030,917

Common stock
issued for
cash      10,450,000  10,450     144,550           -        -           -     155,000

Common stock
issued in
exchange
consulting
services and
for employee
compen-
sation     3,001,000   3,001      67,055           -        -           -     170,056

Common stock
issued in
exchange for
extension of
acquisition
agreement    275,000     275       4,125           -        -           -       4,400

Common stock
issued to a
charitable
Organiz-
ation      5,700,000   5,700      85,500           -        -           -      91,200

Common stock
issued to
escrow for
DreamCity
acquis-
ition     20,000,000  20,000     340,000           -        -           -     360,000

                The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
     for the three months ended March 31, 2004 and for the period from inception, August 13, 2002, to March 31, 2004
                                 __________

                                                                   Losses
                                                        Subscr  Accumulated
                              Additional                iption   During the
              Common Stock     Paid-In   Deferred       Recei-  Development
            Shares    Amount    Capital  Compensation   vable      Stage       Total
          ---------- -------- ---------- ------------ --------- -----------  ----------

Interest
imputed on
loan from
Stockholder        -       -       6,209           -        -           -       6,209

Net loss           -       -           -           -        - (1,999,913) (1,999,913)
          ------------------  ---------- ----------- --------------------  ----------
Balance
at
December
31, 2003  55,479,684$ 55,479  $2,965,556 $         -  $     -$(3,555,751)  $(534,716)

Common stock
issued for
cash and
subscription
receivable 4,250,000   4,251      68,474           - (60,000)           -      12,725

Net loss           -       -           -           -        -    (14,403)    (14,403)
          ------------------  ---------- ----------- --------------------  ----------
Balance
at March
31, 2004  59,729,684$ 59,730  $3,034,030 $        - $(60,000)$(3,570,154)  $(536,394)
          ==================  ========== =========== ====================  ==========




















                The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
      for the three months ended March 31, 2004 and 2003 and for the period from inception, August 13, 2002, to March 31, 2004
                                 __________

                                                                      Inception
                                             Three Months Ended          to
                                                 March 31,             March 31,
                                            2004          2003          2004
                                        ------------  ------------  ------------
Cash flows from operating activities:
 Net loss                               $   (14,403)  $(1,093,959)  $(3,570,154)
 Adjustments to reconcile net loss to
 net cash used by operating activities         6,144     1,044,108     3,366,176
                                        ------------  ------------  ------------
  Net cash used by operating activities      (8,259)      (49,851)     (203,978)
                                        ------------  ------------  ------------

Cash flows from investing activities:
 Deposit for acquisition of SaVi Group         9,000             -         9,000
                                        ------------  ------------  ------------
  Net cash used by investing activities      (9,000)             -       (9,000)
                                        ------------  ------------  ------------

Cash flows from financing activities:
 Proceeds from stockholder advances                -             -        49,672
 Proceeds from other notes payable                 -        50,000             -
 Payments on notes payable                         -             -       (3,000)
 Proceeds from sale of common stock           12,725             -       168,745
                                        ------------  ------------  ------------

  Net cash provided by financing
  activities                                  12,725        50,000       215,417
                                        ------------  ------------  ------------

Net increase (decrease) in cash and cash
 equivalents                                 (4,534)           149         2,439

Cash and cash equivalents at
 beginning of period                           6,973            35             -
                                        ------------  ------------  ------------
Cash and cash equivalents at
 end of period                          $      2,439  $        184  $      2,439
                                        ============  ============  ============










                The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________

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




                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________

1.   Organization and Summary of Significant Accounting Policies, continued
     ----------------------------------------------------------------------

     Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the respective full years.

2.   Going Concern Considerations
     ----------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has a net loss of $3,570,154 for the period from inception, August 13, 2002, to March 31, 2004. Additionally, at March 31, 2004, the Company is in a negative working capital position of $545,394 and a stockholders' deficit position of $536,394. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

     The Company plans to develop into an independent multimedia entertainment company and/or a technology based company.

     There can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations as a development stage company, that the Company can raise adequate long-term capital from private placement of its common stock or private debt to complete a strategic acquisition, nor that the Company can implement its business plan after an acquisition in the entertainment or technology industries. There can also be no assurances that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, as follows:




                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________

2.   Going Concern Considerations, continued
     ---------------------------------------

     The Company's ability to obtain adequate sources of funding to sustain it during the development stage. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

     The ability of the Company to implement its business plan and become a viable entertainment or technology company.

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





                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________

4.   Income Taxes
     ------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the three months ended March 31, 2004 is primarily attributable to non-deductible compensation expense and an increase in the valuation allowance recorded to reduce deferred tax assets to their estimated net realizable value.

     At March 31, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $3,060,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2022. The benefit from utilization of net operating loss carryforwards incurred prior to August 26, 2002 was significantly limited in connection with a recapitalization. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

5.   Letter of Intent
     ----------------

     On March 31, 2004, the Company entered into a letter of intent to acquire a 20% interest in SaVi Group, Incorporated, a company that specializes in creating and patenting innovative products and technologies. In connection with this proposed transaction, the Company paid a non-refundable deposit of $9,000. The proposed transaction is based on total cash payments by the Company of $38,500. The transaction is contingent on the negotiation and consummation of a definitive agreement between the parties, payment of the full $38,500 by the Company within the next 12 months and SaVi producing revenue within the same twelve month period. The acquisition is also contingent on the approval by the Company's shareholders of a name change, a one share for twenty reverse split of the Company's outstanding common stock and the election of a SaVi nominee to the Company's board of directors. In connection with the consummation of the transaction, SaVi will also be issued 1,000,000 shares of post-split Company common stock.

     The parties are in the initial phases of negotiation of the transaction and there can be no assurance that a definitive agreement will be reached by the parties.


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

Critical Accounting Policies and Estimates
------------------------------------------

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions, and these differences may be material.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Income Taxes - We use the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.
We provide a valuation allowance to reduce deferred tax assets to their net realizable value.

     STOCK-BASED COMPENSATION - We follow the disclosure and reporting requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock-based employee compensation plans. SFAS No. 123 defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allowed entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". We account for compensation cost for stock option plans in accordance with APB Opinion No. 25.

History of the Company
----------------------
     We were organized on November 3, 1986, to pursue any lawful purpose or purposes. We amended our Articles of Incorporation on September 30, 1987, changing our name to Tzaar Corporation and authorizing common stock of 100,000,000 shares at par value of $0.001. From 1989 to 1996, we did not engage in any business activity. During this time we had no significant revenues and was considered to be a "development stage company."

     On December 28, 1996, we entered into a Plan of Reorganization with Genesystems, Inc. ("Genesystems"), a corporation organized in the state of Nevada on December 12,1996. In connection with the Plan of Reorganization, we made a one for ten reverse split of its outstanding shares; issued an additional 7,500,000 post-split restricted shares to effect a share exchange with Genesystems; and authorized and issued an additional 3,500,000 common shares in a limited offering. As a result of the reverse acquisition, control of our company was acquired by Genesystem shareholders. The acquisition of the public shell (Tzaar Corporation) was accounted for as a recapitalization.

     In December 1996, we changed our name to Genecell, Inc. and appointed new officers and directors. On September 29, 1997 we changed our name to Gene-Cell, Inc. From December 1996 to December 2002, we focused our plan of operations on the business of developing therapies that can treat major diseases and disorders of the human blood system.

     On August 26, 2002, Gene-Cell, Inc., entered into an Agreement and Plan of Reorganization (the "Agreement") whereby we acquired all of the issued and outstanding shares of Energy Resource Management, Inc., ("ERM") in exchange for 4,000,000 restricted common shares.

     The Agreement represented a recapitalization of ERM with accounting treatment similar to that used in a reverse acquisition. In the reorganization, ERM assumed our accounts payable and accrued liabilities. These 4,000,000 shares of common stock that we issued became 12,000,000 post-forward split.

     In the first quarter of 2003, we entered into an agreement to acquire DreamCity Entertainment as an expansion of our business plan into the entertainment sector. We closed on the acquisition under modified terms during the fourth quarter of 2003. We are now considering the type of projects that we will undertake in DreamCity; however, any projects DreamCity undertakes will be characterized as high quality, principle-centered, and multicultural with profits resulting from thorough brand exploitation.

     On March 31, 2004, we entered into a letter of intent to acquire a 20% interest in SaVi Group, Incorporated, a company that specializes in creating and patenting innovative products and technologies. In connection with this proposed transaction, we paid a non-refundable deposit of $9,000. The proposed transaction is based on total cash payments by us of $38,500. The transaction is contingent on the negotiation and consummation of a definitive agreement between the parties, payment of the full $38,500 by us within the next 12 months and SaVi producing revenue within the same twelve month period. The acquisition is also contingent on the approval of our shareholders of a name change of the Company, a one share for twenty reverse split of our outstanding common stock and the election of a SaVi nominee to the board of directors. In connection with the consummation of the transaction, SaVi will also be issued 1,000,000 shares of our post-reverse split common stock. We are in the initial phases of negotiation of the transaction and there can be no assurance that a definitive agreement with SaVi can be reached.

     We continue to be considered as a development stage enterprise because we have not yet generated revenue from sale of our products and/or services. Since our inception, we have devoted substantially all of our efforts to development of a business plan and the search for sources of capital to fund our efforts.


Business of the Company
-----------------------

     We intend to conduct business in the entertainment sector and complimentary media activities and/ or the technology sector. We have discontinued our biotechnology and energy sector activities.

     Given our desire to focus in new areas of business and the lack of success that we experienced in an effort to enter the energy marketing business, we decided to rescind our Agreement and Plan of Reorganization with Energy Resource Management, Inc.

     In connection with the rescission, we expect that the 12,000,000 shares issued in that transaction will be returned to us for cancellation. Additionally, we will re-assume debt obligations that were assumed by ERM as a condition to the Agreement and Plan of Reorganization and all right, title and interest in and to the energy marketing business plan of ERM will be returned to ERM. We anticipate that the rescission will be completed in the near future.

Results of Operations
---------------------

     During the period from inception, August 13, 2002, to March 31, 2004, we have not generated any revenue from operations. As of March 31, 2004, we had losses accumulated in the development stage of $3,570,154 funded by paid-in capital. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2003, we will continue to pursue funding for the business of Redwood Entertainment Group. As stated previously, there is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.


Plan of Operation

     During the quarter ended March 31, 2004, we have had very restricted operations and have been developing a plan to acquire businesses and implement strategies that will allow it to emerge from the development stage. Part of that plan is a proposed acquisition of a 20% interest in SaVi Group. Our planned operations are expected to require cash of approximately $500,000 over the next twelve months. Those funds will be used to consummate the SaVi Group acquisition and to support continued operation in the development stage.

     Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources
-------------------------------

     We currently have no significant commitments for capital expenditures. Since our inception, we have expended a significant portion of our resources to develop business strategies and to search for sources of capital. Our efforts have and will continue to require significant amounts of capital.


     We believe that our existing cash reserves and cash flows from operations will not be sufficient to cover the Company's cash requirements for 2004. We will need to successfully raise funds through an equity infusion or the issuance of debt securities. Financing may not be available on terms acceptable to us, or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to our stockholders.

     Our independent accountants provided us with their reports for the past two fiscal years ended December 31, which sets forth factors that raise substantial doubt about our ability to continue as a going concern. Nothing occurred in the first quarter of the current fiscal year to alleviate these doubts. Our viability as a going concern remains dependent on our ability to raise short-term cash funds and ultimately achieve a sustaining level of profitability. There can be no assurances that we will succeed in our efforts.

     During February 2004, the Company sold a total of 4,250,000 shares of its common stock for $72,725. Only $12,725 of the proceeds were received in the quarter ended March 31, 2004, with the remaining balance received in April 2004.

ITEM 3.   CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses

PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended March 31, 2004.

     On March 9, 2004 the Company issued 250,000 restricted common shares to the Cyrus Project, Inc. for $2,725. Kathy Procopio, the Company's chief financial officer is an officer and director of the Cyrus Project, Inc. Mario Procopio, a Company director is also a director of Cyrus Project.
The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On March 23, 2004 the Company issued 4,000,000 restricted common shares to three individual investors for $10,000 in cash and subscriptions receivable of $60,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2004.

(b) Exhibits.

The following exhibits are included as part of this report:

Exhibit 31.1        Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2        Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1        Certification of Chief Executive Officer Pursuant to
                    Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit 32.2        Certification of Chief Financial Officer Pursuant to
                    Section 906 of the Sarbanes- Oxley Act of 2002.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                         Redwood Entertainment Group, Inc.



June 2, 2004             /S/ Brian R. Davis
                         Brian R. Davis, Interim Chief Executive Officer



June 2, 2004             /S/ Kathy Procopio
                         Kathy Procopio, Chief Financial Officer