Form 10QSB
period 2004-06-30
REDWOOD ENTERTAINMENT GROUP INC
filed 2004-08-24
CIK 1096637

Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   June 30, 2004                                               0-27727


                     REDWOOD ENTERTAINMENT GROUP, INC.
                   -------------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                 ---------
       (State or other jurisdiction of incorporation or organization)

                                 91-1766174
                               -------------
                    (I.R.S. Employer Identification No.)


                       9852 West Katella Ave., #363
                         Anaheim, California 92804
                   --------------------------------------
                  (Address of principal executive offices)

                               (714) 740-0601
                             -----------------
            (Registrant's telephone number, including area code)


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


As of August 20, 2004, the Company had 76,979,864 shares of its $.001 par value, Common Stock outstanding.


                                                                      Page
                                                                     ------

PART I.  FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Condensed Financial Statements
           Consolidated Condensed Balance Sheet as of
           June 30, 2004 (Unaudited) and December 31, 2003

        Unaudited Consolidated Condensed Statement of Operations for the three months and six months ended June 30, 2003 and 2004 and for the period from inception, August 13, 2002, to June 30, 2004

        Unaudited Consolidated Condensed Statement of Stockholders'
           Deficit for the six months ended June 30, 2004 and for the period from inception, August 13, 2002, to June 30, 2004

        Unaudited Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2004 and 2003 and for the period from inception, August 13, 2002, to June 30, 2004

        Notes to Unaudited Consolidated Condensed Financial Statements

Item 2.    Plan of Operations

Item 3.    Controls and Procedures

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8-K

        Signatures




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




           UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 2004

























                                          F-1


                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                      Page
                                                                     ------

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of
     June 30, 2004 (Unaudited) and December 31, 2003                  F-3

  Unaudited Consolidated Condensed Statement of Operations
     for the three months and six months ended June 31,
     2003 and 2004 and for the period from inception, August
     13, 2002, to June 30, 2004                                       F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
     Deficit for the six months ended June 30, 2004 and
     for the period from inception, August 13, 2002, to
     June 30, 2004                                                    F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
     for the six months ended June 30, 2004 and 2003 and
     for the period from inception, August 13, 2002, to
     June 30, 2004                                                    F-6

  Notes to Unaudited Consolidated Condensed Financial Statements      F-7
































                                    F-2

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED CONDENSED BALANCE SHEET
                    June 30, 2004 and December 31, 2003
                                 __________

                                                        June 30,      December
                                                        30, 2004      31, 2003
                                                       (Unaudited)     (Note)
                                                      ------------  ------------
                                     ASSETS
                                     -------

Current assets:
  Cash and cash equivalents                           $    23,915   $     6,973
                                                      ------------  ------------
     Total current assets                                  23,915         6,973

Investment in SaVi Group                                  238,500         -
                                                      ------------  ------------
     Total assets                                     $   262,415   $     6,973
                                                      ============  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
  Note payable to a bank                              $    35,000   $    60,000
  Note payable to stockholder                                -           49,672
  Obligations under acquisition agreement                 189,594       180,490
  Accounts payable and accrued liabilities                 65,973        73,040
  Accounts payable assumed in recapitalization            159,295       178,487
                                                      ------------  ------------
   Total current liabilities                              449,862       541,689
                                                      ------------  ------------
Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
   shares authorized, 76,979,684 and 55,479,684 shares
   issued and outstanding at June 30, 2004 and
   December 31, 2003, respectively                         76,980        55,479
  Additional paid-in capital                            3,514,055     2,965,556
  Losses accumulated during the development stage      (3,778,482)   (3,555,751)
                                                      ------------  ------------
     Total stockholders' deficit                         (187,447)     (534,756)
                                                      ------------  ------------
     Total liabilities and stockholders' deficit      $   262,415   $     6,973
                                                      ============  ============

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


                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-3

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
 for the three months and six months ended June 30, 2004 and 2003 and for the period from inception, August 13, 2002, to June 30, 2004
                                 __________

                                                                          Inception
                          Three Months Ended        Six Months Ended          to
                             June 30,                  June 30,             June 30,
                         2004         2003        2004          2003          2003
                     -----------  ----------- -----------  ------------  ------------
Interest income      $      285   $     -     $      285    $      -      $      297
                     -----------  ----------- -----------  ------------  ------------
Cost and expenses:
  Operating, general
   and administrative
   expenses, except
   stock-based
   compensation         150,440       69,771     158,174        61,822       475,495
  Stock-based
   compensation             -         10,000         -       1,030,917     2,403,206
  Cost of
   recapitalization         -            -           -             -         273,987
  Goodwill impairment       -            -           -             -         541,101
  Cost of rescission     43,074          -        43,074           -          43,074
  Interest expense       15,099        1,213      21,768         1,200        41,916
                     -----------  ----------- -----------  ------------  ------------
     Total costs and
     expenses           208,613       80,983     223,016     1,093,939     3,778,779
                     -----------  ----------- -----------  ------------  ------------
     Net loss        $ (208,328)  $  (80,983) $ (222,731)  $(1,093,939)  $(3,778,482)
                     ===========  =========== ===========  ============  ============
Weighted average
  shares
  outstanding        63,718,814   16,303,384  60,430,504    16,053,684
                     ===========  =========== ===========  ============
Net loss per common
  share              $    (0.00)  $    (0.00) $    (0.00)  $     (0.07)
                     ===========  =========== ===========  ============











                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-4

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
     for the three months ended June 30, 2004 and for the period from inception, August 13, 2002, to June 30, 2004
                                 __________

                                                                   Losses
                                                              Accumulated
                                         Additional            During the
                                           Deferred    Subscr-   Develop-
               Common Stock      Paid-In    Compen-    iption        ment
           Shares     Amount     Capital     sation Receivable      Stage     Total
       ---------- ----------  ---------- ---------- ---------- ---------- ----------
Balance
at inception,
August
13, 2002
         $   -      $   -       $   -      $   -      $   -      $   -

Initial
contribution
to establish
Energy
Resource
Management, Inc.
             300        -         1,020        -          -          -        1,020

Recapitalization
on August 26, 2002
      13,338,384     13,338     (13,338)       -          -          -           -

Common stock
issued in
exchange for
consulting
services
       2,715,000      2,715    2,230,435 (1,030,917)      -          -    1,202,233

Net loss
            -          -           -          -           -   (1,555,838) (1,555,838)
       ---------- ----------  ---------- ---------- ---------- ---------- ----------
Balance
at
December
31, 2002
       16,053,684 $   16,053  $2,218,117 $(1,030,917)$    -   $(1,555,838)$ (352,585)
       ---------- ----------  ---------- ---------- ---------- ---------- ----------
       ---------- ----------  ---------- ---------- ---------- ---------- ----------








                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-5

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
     for the three months ended June 30, 2004 and for the period from inception, August 13, 2002, to June 30, 2004
                                 __________

                                                                   Losses
                                                              Accumulated
                                         Additional            During the
                                           Deferred    Subscr-   Develop-
               Common Stock      Paid-In    Compen-    iption        ment
           Shares     Amount     Capital     sation Receivable      Stage     Total
       ---------- ----------  ---------- ---------- ---------- ---------- ----------
Balance at
December
31, 2002
      16,053,684  $  16,053   $2,218,117 $(1,030,917)$     -   $(1,555,838)$(352,585)

Consulting
services
recognized
under
consulting
agreements
               -          -           -    1,030,917       -            -  1,030,917

Common
stock
issued
for
cash
     10,450,000      10,450     144,550           -        -            -    155,000

Common
stock
issued
in
exchange
consulting
services
and for
employee
compensation
      3,001,000       3,001     167,055           -        -            -    170,056

Common
stock
issued
in
exchange
for
extension
of
acquisition
agreement
        275,000         275        4,125           -        -            -     4,400

Common
stock
issued
to a
charitable
Organization
     5,700,000        5,700       85,500           -         -            -   91,200

Common
stock
issued
to
escrow
for
DreamCity
acquisition
    20,000,000       20,000     340,000       -         -           -   360,000

Interest
imputed
on loan
from
Stockholder
             -           -       6,209       -         -           -     6,209


Net loss     -           -           -       -         -      (1,999,913) (1,999,913)
       ---------- ----------  ---------- ---------- ---------- ---------- ----------
Balance
at
December
31, 2003
       55,479,684 $   55,479  $2,965,556 $      -   $      -  $(3,555,751)$ (534,716)
       ---------- ----------  ---------- ---------- ---------- ---------- ----------
       ---------- ----------  ---------- ---------- ---------- ---------- ----------








                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-6

                     REDWOOD ENTERTAINMENT GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
     for the three months ended June 30, 2004 and for the period from inception, August 13, 2002, to June 30, 2004
                                 __________

                                                                   Losses
                                                              Accumulated
                                         Additional            During the
                                           Deferred    Subscr-   Develop-
               Common Stock      Paid-In    Compen-    iption        ment
           Shares     Amount     Capital     sation Receivable      Stage     Total
       ---------- ----------  ---------- ---------- ---------- ---------- ----------
Balance
at
December
31, 2003
       55,479,684 $   55,479  $2,965,556 $      -   $      -  $(3,555,751)$ (534,716)

Common
stock
issued
for
acquisition
of 20% of
Savi Group
       10,000,000     10,000     190,000        -           -          -     200,000

Common
stock
issued
as
collateral
to secure
the payment
of fees to
legal counsel
        5,000,000      5,000      (5,000)       -           -          -        -

Common
stock
returned
for
cancellation
upon
rescission
of
agreement
with Energy
Resource
Management,
Inc.
("ERMI").
The  owner of
ERMI retained
5,000,000
of the
12,000,000
shares
originally
issued to
satisfy a
note payable
and related
accrued
interest and
as a fee
for the
rescission
      (7,000,000)    (7,000)      107,000    -           -          -     100,000

Common stock
issued for
cash
       13,500,000    13,501       256,499    -           -           -     270,000

Net loss
            -          -            -        -           -      (222,731)  (222,731)
       ---------- ----------  ---------- ---------- ---------- ---------- ----------
Balance
at June
30, 2004
       76,979,684 $  76,980   $3,514,055 $    -     $      -  $(3,778,482) $(187,447)
       ---------- ----------  ---------- ---------- ---------- ---------- ----------
       ---------- ----------  ---------- ---------- ---------- ---------- ----------








                   The accompanying notes are an integral part
          of the unaudited consolidated condensed financial statements.
                                       F-7



                            REDWOOD ENTERTAINMENT GROUP, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
     for the three months ended June 30, 2004 and 2003 and for the period from inception, August 13, 2002, to June 30, 2004
                                        __________

                                                                              Inception
                                                     Six Months Ended            to
                                                            June 30,           June 30,
                                                       2004        2003          2004
                                                  ------------ ------------ ------------


Cash flows from operating activities:
  Net loss                                        $  (222,731) $(1,174,942) $(3,778,482)
  Adjustments to reconcile net loss to net
   cash used by operating activities                   33,173    1,107,917    3,393,205
                                                  ------------ ------------ ------------
    Net cash used by operating activities            (189,558)     (67,025)    (385,277)
                                                  ------------ ------------ ------------
Cash flows from investing activities:
  Deposit for acquisition of SaVi Group               (38,500)       -          (38,500)
                                                  ------------ ------------ ------------
    Net cash used by investing activities             (38,500)       -          (38,500)

Cash flows from financing activities:
   Proceeds from stockholder advances                     -          -           49,672
   Proceeds from other notes payable                      -         70,000        -
   Payments on notes payable                          (25,000)      (3,000)     (28,000)
   Proceeds from sale of common stock                 270,000       17,000      426,020
                                                  ------------ ------------ ------------
     Net cash provided by financing activities        245,000       84,000      447,692

Net increase (decrease) in cash and cash
  equivalents                                          16,942          (25)      23,915

Cash and cash equivalents at beginning of period       6,973            35         -
                                                  ------------ ------------ ------------
Cash and cash equivalents at end of period        $   23,915   $        10  $    23,915
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

                         REDWOOD ENTERTAINMENT GROUP, INC.
                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     __________

1.   Organization and Summary of Significant Accounting Policies, continued

     Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the respective full years.


2.   Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has a net loss of $3,778,482 for the period from inception, August 13, 2002, to June 30, 2004. Additionally, at June 30, 2004, the Company is in a negative working capital position of $425,947 and a stockholders' deficit position of $187,447. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company plans to develop into a technology based company and/or an independent multimedia entertainment company.

There can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations as a development stage company, that the Company can raise adequate long-term capital from private placement of its common stock or private debt to implement its business plan. There can also be no assurances that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, as follows:

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

                         REDWOOD ENTERTAINMENT GROUP, INC.
                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     __________

2.   Going Concern Considerations, continued

- The ability of the Company to implement its business plan and become a viable technology company and/or entertainment company.

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


4.   Income Taxes

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the three months ended June 30, 2004 is primarily attributable to non-deductible compensation expense and an increase in the valuation allowance recorded to reduce deferred tax assets to their estimated net realizable value.

At June 30, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $3,225,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2024. The benefit from utilization of net operating loss carryforwards incurred prior to August 26, 2002 was significantly limited in connection with a recapitalization. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.



                                  Continued
                                     F-9


                      REDWOOD ENTERTAINMENT GROUP, INC.
                 (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________


5.   Acquisition of Savi Group

On March 31, 2003, the Company entered into a letter of intent to acquire 20% of SaVi Group. In connection with this proposed transaction, the Company put up a deposit of $9,000. The proposed transaction was completed during the quarter ended June 30, 2004 upon payment of an additional $29,500 (bringing total cash payments to $38,500) and issuance to the Savi Group of 10,000,000 shares of the Company's common stock valued at $200,000. The total purchase price was $238,500.

Savi Group, owns various technologies that the company intends to commercialize.

6.   Stockholders' Equity

During the six months ended June 30, 2004, the Company engaged in various transactions affecting stockholders' equity, as follows:

- The Company issued 13,500,000 shares of common stock to approximately 10 individual investors at a price of $0.02 per share.

- The Company issued 5,000,000 shares of common stock to the owner of Energy Resource Management, Inc. to rescend a re-capitalization transaction that occurred in 2002. The shares issued in connection with the rescission were valued at $100,000. Under the terms of the rescission, 12,000,000 common shares issued in the re-capitalization transaction were returned to the Company and debt to the stockholder of $49,672 and related accrued interest of $7,254 were fully satisfied.

- The Company issued 5,000,000 shares of common stock to its legal counsel as collateral to secure payment of legal fees of approximately $50,000.



7.   Non-Cash Investing and Financing Transactions

During the six months ended June 30, 2004, the Company engaged in various non-cash investing and financing activities as follows:

- Issued 10,000,000 shares of common stock for $200,000 of the acquisition price of Savi Group.

- Issued shares of common stock to satisfy debt to a stockholder of $49,672.











































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

     In the first quarter of 2003, we entered into an agreement to acquire DreamCity Entertainment as an expansion of our business plan into the entertainment sector. We closed on the acquisition under modified terms during the fourth quarter of 2003. We are now considering and negotiating the types of projects that we will undertake in DreamCity; however, any projects DreamCity undertakes will be characterized as high quality, principle-centered and multicultural with profits resulting from thorough brand exploitation.

      On March 31, 2004, we entered into a letter of intent to acquire a 20% interest in SaVi Group, Incorporated, a company that specializes in creating and patenting innovative products and technologies. In connection with this proposed transaction, we paid a non-refundable deposit of $9,000. The proposed transaction is based on total cash payments by us of $38,500. The transaction is contingent on the negotiation and consummation of a definitive agreement between the parties, payment of the full $38,500 by us within the next 12 months and SaVi producing revenue within the same twelve month period. The acquisition is also contingent on us finalizing the one share for twenty five shares reverse split of our outstanding common shares and a name change of the Company to SaVi Media Group, Inc., or such other similar name as may be available. Both of these actions were approved by our shareholders at a recent shareholder meeting. In connection with the consummation of the transaction, SaVi will also be issued up to 1,000,000 shares of our post-reverse split common stock. We continue to negotiate with SaVi and expect to have a definitive agreement in place in the near future.


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

     In connection with the rescission, the 12,000,000 shares issued in that transaction were returned to the Company for cancellation. Additionally, we have re-assumed the debt obligations that were assumed by ERM as a condition to the Agreement and Plan of Reorganization and all right, title and interest in and to the energy marketing business plan of ERM will be returned to ERM.

Results of Operations

     During the period from inception, August 13, 2002, to June 30, 2004, we have not generated any revenue from operations. As of June 30, 2004, we had losses accumulated in the development stage of $3,778,482 funded by paid-in capital. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2004, we will continue to pursue funding for our business. As stated previously, there is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

     During the quarter ended June 30, 2004, we had limited operations and have been focused on the proposed acquisition of a 20% interest in SaVi Group and the further development of Dreamcity Entertainment. Our planned operations are expected to require cash of approximately $1,500,000 over the next twelve months. Those funds will be used to consummate the SaVi Group acquisition and to support continued operation in the development stage.

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

     Our independent accountants provided us with their reports for the past two fiscal years ended December 31, which sets forth factors that raise substantial doubt about our ability to continue as a going concern. Nothing occurred in the second quarter of the current fiscal year to alleviate these doubts. Our viability as a going concern remains dependent on our ability to raise short-term cash funds and ultimately achieve a sustaining level of profitability. There can be no assurances that we will succeed in our efforts.

     During February 2004, the Company sold a total of 4,250,000 shares of its common stock for $72,725. $12,725 of those proceeds were received in the quarter ended March 31, 2004, the remaining balance was paid out during the second quarter 2004.

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

     The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended June 30, 2004.

     During the quarter, the Company sold an aggregate of 13,500,000 restricted common shares to nine investors for a total of $270,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act.

     During the quarter, the Company issued 5,000,000 restricted common shares to counsel for the Company to collateralize payment of outstanding legal fees owed by the Company. Once the outstanding legal fees are paid, the shares will returned for cancellation and return to the treasury of the Company.
The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act.

     In connection with the rescission of the Agreement and Plan of Reorganization with Energy Resource Management, Inc., during the quarter, the Company issued 5,000,000 shares to Robert Gower in satisfaction of debts incurred by Mr. Gower on behalf of the Company during his term as president of the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act.

     In connection with the proposed acquisition of a 20% interest in SaVi Group, the Company issued 10,000,000 shares to Serge V. Monros. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 17, 2004, the Company held a special meeting of stockholders. The total number of shares available to be voted at the meeting was 76,979,684. At the meeting the shareholders were asked to vote on the following matters:

1) To approve a proposed amendment to the Articles of Incorporation of the Company to change the name of the Company to Savi Media Group, Inc., or such other similar name as may be available. 50,656,465 shares voted for this proposal, 20,500,000 voted against this proposal.

2) To approve a proposed amendment to the Articles of Incorporation of the Company to increase it's authorized common stock from 100,000,000 shares to 1,000,000,000. 50,656,465 shares voted in favor of this matter, 20,500,000 voted against this matter.

3) To approve a proposed amendment to the Articles of Incorporation of the Company to effect a reverse split of the outstanding common stock at an exchange ratio of one share for twenty-five shares with no share certificate currently exceeding 100 common shares being reduced below 100 common shares and all share certificates representing fewer than 100 common shares being unaffected by the reverse split. 50,656,465 shares voted in favor of this proposal, 20,500,000 shares voted against this proposal.

4) To elect five individuals to the board of directors of the Company. Michael R. Davis, Serge V. Monros, Philip Pisanelli, Kathy Procopio, Mario Procopio and Michael Davis were nominated by the board of directors to fill the five authorized board positions. Prior to the shareholder meeting Michael Davis withdrew as a nominee for the board. At the shareholder meeting, the following additional individuals were nominated by the shareholders: Ben Lofstedt, James Webber, Don Kopaloff and Dick Battalian.

     In accordance with the bylaws of the Company and the voting procedures set forth in the proxy statement of the Company, approval of the nominees for election to the board of directors required the affirmative vote of a majority of the votes entitled to be cast by the holders of the outstanding shares of common stock represented at the Special Meeting in person or by proxy. The following five individuals received a majority of the votes entitled to be cast at the meeting and therefore have been appointed as the board of directors of the Company:

                          For             Abstain
Serge V. Monros       50,656,465          20,500,000
Philip Pisanelli      50,656,465          20,500,000
Kathy Procopio        50,656,465          20,500,000
Mario Procopio        50,656,465          20,500,000
Ben Lofstedt          40,000,000          20,500,000

     James Webber, Don Kopaloff and Dick Battalian each received 20,500,00 votes.

5) To ratify the selection of Ham, Langston & Brezina, L.L.P., as the Company's independent certified public accountants for the 2004 fiscal year. 50,656,456 shares voted in favor of this proposal, 20,500,000 shares voted against this proposal.

6) To ratify the actions of our officers and directors for the last fiscal year, and for the period from the fiscal year end through the date of the special shareholder meeting. 50,656,456 shares voted in favor of this proposal, 20,500,000 shares voted against this proposal.

7) To investigate and pursue application to convert the Company to a "business development company." 50,656,456 shares voted in favor of this proposal, 20,500,000 shares voted against this proposal.

ITEM 5.  OTHER INFORMATION

     Following the shareholder meeting, the board of directors met and appointed Mario Procopio as President, Chief Executive Officer and Chairman of the Board of Directors and Serge Monros and Chief Technology Officer of the Company. Kathy Procopio will continue as Chief Financial Officer, Secretary and Treasurer of the Company.

     Following is a brief description of the business experience of the officers and directors of the Company.

     Ben Lofstedt, J.D., D.D., Director. Mr. Lofstedt earned a Bachelor of Science, degree in electrical engineering from Loyola University of Los Angeles in 1963. He earned an Juris Doctorate degree from Western State University, College of Law in 1972, and earned an honorary Doctor of Divinity from Southern California Community Bible College, Doctor of Divinity in 2000. Mr. Lofstedt has been in private legal practice since founding his own law firm in 1978. From 1977-1988 he was also employed as a patent counsel for Acorn Engineering Co., City of Industry, California. Mr. Lofstedt is not a director of any other reporting company. Mr. Lofstedt is 63 years old.

     Serge v. Monros, Director and Chief Technology Officer. Since 1993, Mr. Monros has served as the Chief Technology Officer of Integrated Micro Systems, located in Vista, California. In his capacity as Chief Technology Officer, he has overseen research & development projects, administered hardware, software, LAN/WAN protocols and forecasted and developed budgets. Mr. Monros has also been responsible for the coordination and supervision of project teams and work processes. In addition to Integrated Micro Systems, in 1993, Mr. Monros formed and continues to operate S.V. Monros Company, a research and development lap and patent holding company, which owns a number of patents. From 1981 to 1993. Mr. Monros worked for Rockwell industries as a Senior System Analyst in their Space Transportation Service Division where he designed and manufactured special tooling of space shuttle program. Mr. Monros is 53 years old.

     Philip Pisanelli, Director. Mr. Pisanelli has been employed with Boeing since 1981. Since 1984 he has served as a Senior Metrologist. While at Boeing, Mr. Pisanelli has worked closely with NASA and many other companies in the fields of aerospace and other developing technologies. Mr. Pisanelli is 56 years old.

     Kathy Procopio, Th.D., Chief Financial Officer, Secretary, Treasurer and Director. Dr. Procopio has extensive experience in financial services with 23 years in the marketplace. Her background includes working for Drexel Burnham Lambert stock brokerage in its Beverly Hills office as administrative supervisor and managing 60 sales support staff. Dr. Procopio in another private company provided executive oversight for a billionaire heiress who provides financial services for high profile clients in Hollywood. Asset management for these portfolios was in excess of $250 billion, managed in approximately 50 different accounts. Dr. Procopio is 46 years old.

     Mario Procopio, Th. D., President, Chief Executive Officer and Director. Dr. Mario Procopio owned a financial services/asset management company for the past twelve years which had grown to a sales force of more than 60 licensed agents and 1,000 clients with more than $ 10 million in assets under management. Dr. Procopio is a founder of a non-profit organization consisting of 107 licensed ministers of which 44 of them are missionaries. He oversees about 22 churches and 4,000 people who are affiliated with the ministry.
He holds a Doctorate of Divinity and a Doctorate of Theology degree. Dr. Procopio currently co-hosts a half hour talk show with Adelphia TV on local cable television. Dr. Procopio is 42 years old.

     Mario Procopio and Kathy Procopio are married. There are no other family relationships among our officers and directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2004.

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


               Redwood Entertainment Group, Inc.



August 23, 2004              /S/ Mario Procopio
                             --------------------------------------
                             Mario Procopio, Chief Executive Officer



August 23, 2004             /S/ Kathy Procopio
                            --------------------------------------
                            Kathy Procopio, Chief Financial Officer