Form 10QSB
period 2004-09-30
SaVi Media Group, Inc.
filed 2004-11-16
CIK 1096637

Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  September 30, 2004                                             0-27727


                           SAVI MEDIA GROUP, INC.
                          ------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  --------
       (State or other jurisdiction of incorporation or organization)

                                 91-1766174
                               -------------
                    (I.R.S. Employer Identification No.)


                       9852 West Katella Ave., #363
                         Anaheim, California 92804
                       ------------------------------
                  (Address of principal executive offices)

                               (714) 740-0601
                           ----------------------
            (Registrant's telephone number, including area code)


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


As of September 30, 2004, the Company had 3,491,791 shares of its $.001 par value, Common Stock outstanding.

                                                                      Page
                                                                     ------


PART I.  FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Condensed Financial Statements

     Consolidated Condensed Balance Sheet as of September
       30, 2004 (Unaudited) and December 31, 2003. . . . . . . . . . . . 5

     Unaudited Consolidated Condensed Statement of Operations
       for the three months and nine months ended September 30,
       2003 and 2004 and for the period from inception, August
       13, 2002, to September 30, 2004 . . . . . . . . . . . . . . . . . 6

     Unaudited Consolidated Condensed Statement of Stockholders'
       Deficit for the nine months ended September 30, 2004 and
       for the period from inception, August 13, 2002, to
       September 30, 2004. . . . . . . . . . . . . . . . . . . . . . . . 7

     Unaudited Consolidated Condensed Statement of Cash Flows
       for the nine months ended September 30, 2004 and 2003 and
       for the period from inception, August 13, 2002, to
       September 30, 2004. . . . . . . . . . . . . . . . . . . . . . . .10

     Notes to Unaudited Consolidated Condensed Financial Statements. . .12


Item 2.  Plan of Operations. . . . . . . . . . . . . . . . . . . . . . .17

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .20

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .20

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .21

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS







                           SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 __________




           UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2004



























                                          F-1

                           SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                             TABLE OF CONTENTS
                                 __________

                                                                       Page
                                                                       ----

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of
    September 30, 2004 (Unaudited) and December 31, 2003              F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months and nine months ended September 30,
    2003 and 2004 and for the period from inception, August
    13, 2002, to September 30, 2004                                   F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Deficit for the nine months ended September 30, 2004 and
    for the period from inception, August 13, 2002, to
    September 30, 2004                                                F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the nine months ended September 30, 2004 and 2003 and
    for the period from inception, August 13, 2002, to
    September 30, 2004                                                F-8

Notes to Unaudited Consolidated Condensed Financial Statements        F-9





























                                    F-2

                           SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                    CONSOLIDATED CONDENSED BALANCE SHEET
                  September 30, 2004 and December 31, 2003
                                 __________

                                                  September      December
                                                   30, 2004      31, 2003
                                                  (Unaudited)      (Note)
                                                 ------------  ------------
     ASSETS
     ------

Current assets:
  Cash and cash equivalents                      $     26,978  $      6,973
                                                 ------------  ------------
     Total current assets                              26,978         6,973

Investment in SaVi Group                              238,500         -
                                                 ------------  ------------
     Total assets                                $    265,478  $      6,973
                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to a bank                         $      -      $     60,000
  Note payable to stockholder                           -            49,672
  Obligations under acquisition agreement             194,146       180,490
  Accounts payable and accrued liabilities             40,000        73,040
  Accounts payable assumed in recapitalization        164,295       178,487
                                                 ------------  ------------
     Total current liabilities                        398,441       541,689
                                                 ------------  ------------
Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value,
   1,000,000,000 shares authorized; 3,491,791
   and 2,219,187 shares issued and outstanding
   at September 30, 2004 and December 31, 2003,
   respectively                                         3,492         2,219
  Additional paid-in capital                        3,782,543     3,018,816
  Losses accumulated during the development stage (3,918,998)   (3,555,751)
                                                 ------------  ------------
     Total stockholders' deficit                    (132,963)     (534,716)
                                                 ------------  ------------
     Total liabilities and stockholders' deficit $    265,478  $      6,973
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

                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-3

                           SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
for the three months and nine months ended September 30, 2004 and 2003 and for the period from inception, August 13, 2002, to September 30, 2004
                                 __________

                                                                           Inception
                        Three Months Ended        Nine Months Ended            to
                            September 30,           September 30,          September
                         2004         2003        2004         2003         30, 2004
                     -----------  ----------- -----------  ------------  ------------
Interest income      $     -      $     -      $      285   $     -       $       297
                     -----------  ----------- -----------  ------------  ------------

Cost and expenses:
 Operating, general
  and administrative
  expenses, except
  stock-based
  compensation           134,381       52,104     292,555       183,716       609,876
 Stock-based
  compensation             -          124,000       -         1,164,917     2,403,206
 Cost of
  recapitalization         -            -           -             -           273,987
 Goodwill impairment       -            -           -             -           541,101
 Cost of rescission        -            -          43,074         -            43,074
 Interest expense          6,135        3,593      27,903         6,006        48,051
                     -----------  ----------- -----------  ------------  ------------
  Total costs and
  expenses               140,516      179,697     363,532     1,354,639     3,919,295
                     -----------  ----------- -----------  ------------  ------------
Net loss             $ (140,516)  $ (179,697) $ (363,247)  $(1,354,639)  $(3,918,998)
                     ===========  =========== ===========  ============  ============
Weighted average
 shares outstanding    3,294,187    1,013,147   2,711,669       769,143
                     ===========  =========== ===========  ============

Net loss per
 common share        $    (0.04)  $    (0.18) $    (0.14)  $     (1.76)
                     ===========  =========== ===========  ============




                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-4


                           SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
   for the nine months ended September 30, 2004 and for the period from inception, August 13, 2002, to September 30, 2004
                                 __________

                                                                  Losses
                                                             Accumulated
                                   Additional                 During the
                            Common Stock          Paid-In     Deferred    Development
              Shares     Amount     Capital   Compensation      Stage        Total
           -----------   -------  ----------- ------------  ------------  -----------
Balance at
inception,
August
13, 2002         -       $   -    $     -      $     -       $     -      $     -

Initial
contribution
to establish
Energy
Resource
Management,
Inc.               300       -          1,020        -             -            1,020

Recapit-
alization
on August
26, 2002    13,338,384    13,338     (13,338)        -             -            -

Common stock
issued in
exchange for
consulting
services     2,715,000     2,715    2,230,435  (1,030,917)         -        1,202,233

Net loss         -          -           -            -       (1,555,838)  (1,555,838)
           -----------   -------  ----------- ------------  ------------  -----------
Balance at
December
31, 2002    16,053,684   $16,053  $ 2,218,117 $(1,030,917)  $(1,555,838)  $ (352,585)
           ===========   =======  =========== ============  ============  ===========



                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-5

                           SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
   for the nine months ended September 30, 2004 and for the period from inception, August 13, 2002, to September 30, 2004
                                 __________

                                                                  Losses
                                                             Accumulated
                                   Additional                 During the
                            Common Stock          Paid-In     Deferred    Development
              Shares     Amount     Capital   Compensation      Stage        Total
           ----------- ---------  ----------- ------------  ------------  -----------
Balance at
December
31, 2002    16,053,684  $ 16,053   $2,218,117 $(1,030,917)  $(1,555,838)  $ (352,585)

Consulting
services
recognized
under
consulting
agreements       -         -            -        1,030,917         -        1,030,917

Common stock
issued
for cash    10,450,000    10,450      144,550        -             -          155,000

Common stock
issued in
exchange for
consulting
services and
for employee
compensation 3,001,000     3,001      167,055        -             -          170,056

Common stock
issued in
exchange for
extension of
acquisition
agreement      275,000       275        4,125        -             -            4,400

Common stock
issued to a
charitable
organization 5,700,000     5,700       85,500        -             -           91,200

Common stock
issued to
escrow for
DreamCity
acquisition 20,000,000    20,000      340,000        -             -          360,000

Interest
imputed on
loan from
Stockholder      -          -           6,209        -             -            6,209

Net loss         -          -            -           -       (1,999,913)  (1,999,913)
           ----------- ---------  ----------- ------------  ------------  -----------
Balance at
December
31, 2003    55,479,684  $ 55,479  $ 2,965,556 $      -      $(3,555,751)  $ (534,716)
           =========== =========  =========== ============  ============  ===========

                     The accompanying notes are an integral part
            of the unaudited consolidated condensed financial statements.
                                         F-6

                                SAVI MEDIA GROUP, INC.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
        for the nine months ended September 30, 2004 and for the period from inception, August 13, 2002, to September 30, 2004
                                      __________

                                                                  Losses
                                                             Accumulated
                                   Additional                 During the
                            Common Stock          Paid-In     Deferred    Development
              Shares     Amount     Capital   Compensation      Stage        Total
           ----------- ---------  ----------- ------------  ------------  -----------
Balance at
December
31, 2003    55,479,684  $ 55,479   $2,965,556  $     -      $(3,555,751)  $ (534,716)

Common stock
issued for
acquisition
of 20% of
SaVi Group  10,000,000    10,000      190,000        -             -          200,000

Common stock
issued as
collateral
to secure
the payment
of fees to
legal
counsel      5,000,000     5,000      (5,000)        -             -            -

Common stock
returned for
cancellation
upon rescission
of agreement
with Energy
Resource
Management,
Inc. ("ERMI")
The owner of
ERMI retained
5,000,000 of
the 12,000,000
shares originally
issued to
satisfy a note
payable and
related accrued
interest and as
a fee for the
rescission (7,000,000)   (7,000)      107,000         -             -         100,000

Common stock
issued for
cash        23,500,000    23,501      441,499         -             -         465,000

Reverse
stock split
approved on
August 9, 2004
(1 for 25
shares)   (83,487,893)  (83,488)       83,488         -             -           -

Net loss         -          -            -            -        (363,247)    (363,247)
           ----------- ---------  ----------- ------------  ------------  -----------
Balance at
September
30, 2004     3,491,791  $  3,492   $3,782,543  $     -      $(3,918,998)  $ (132,963)
           =========== =========  =========== ============  ============  ===========


                The accompanying notes are an integral part
       of the unaudited consolidated condensed financial statements.
                                    F-7

                          SAVI MEDIA GROUP, INC.
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
       for the nine months ended September 30, 2004 and 2003 and for the period from
             inception, August 13, 2002, to September 30, 2004
                                 __________

                                                                          Inception
                                                  Nine Months Ended           to
                                                    September 30,          September
                                                 2004          2003         30, 2004
                                             ------------  ------------  ------------

Cash flows from operating activities:
  Net loss                                   $  (363,247)  $(1,354,639)  $(3,918,998)
  Adjustments to reconcile net loss to net
  cash used by operating activities               16,752     1,179,917     3,376,784
                                             ------------  ------------  ------------
   Net cash used by operating activities        (346,495)     (174,722)     (542,214)
                                             ------------  ------------  ------------

Cash flows from investing activities:
  Deposit for acquisition of SaVi Group          (38,500)        -           (38,500)
                                             ------------  ------------  ------------
   Net cash used by investing activities         (38,500)        -           (38,500)
                                             ------------  ------------  ------------

Cash flows from financing activities:
 Proceeds from stockholder advances                 -             -            49,672
 Proceeds from other notes payable                  -            70,000        70,000
 Repayments of other notes payable                  -             -          (70,000)
 Payments on note payable to a bank              (60,000)       (3,000)      (63,000)
 Proceeds from sale of common stock               465,000       169,000       621,020
                                             ------------  ------------  ------------
   Net cash provided by financing activities      405,000       236,000       607,692
                                             ------------  ------------  ------------
Net increase in cash and cash
  equivalents                                      20,005        61,278        26,978

Cash and cash equivalents at beginning
 of period                                          6,973            35         -
                                             ------------  ------------  ------------
Cash and cash equivalents at end of period   $     26,978  $     61,313  $     26,978
                                             ============  ============  ============


                The accompanying notes are an integral part
      of these unaudited consolidated condensed financial statements.
                                    F-8


                          SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------
     Redwood Entertainment Group Inc. (the "Company") is a Nevada Corporation that intends to commercialize technologies that managements determines to be promising. The Company originally intended to engage in energy marketing and providing energy related products and services to commercial, industrial and manufacturing customers, as well as wholesale entities such as municipalities, rural electric co-ops and local distribution companies; however, a change in the Company's business plan was adopted (See Note 3). The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.

     The Company was originally incorporated as Energy Resource Management, Inc. on August 13, 2002 and subsequently adopted name changes to Redwood Energy Group, Inc. and SaVi Media Group, Inc., upon completion of a recapitalization on August 26, 2002. The re-capitalization occurred when the Company acquired the non-operating public shell of Gene-Cell, Inc. Gene-Cell had no significant assets or operations at the date of acquisition and the Company assumed all liabilities that remained from its prior discontinued operation as a biopharmaceutical research company. The historical financial statements presented herein are those of SaVi Media Group, Inc. and its predecessors, Redwood Entertainment Group, Inc., Redwood Energy Group, Inc. and Energy Resource Management, Inc.

     The non-operating public shell used to recapitalize the Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc. and finally its current name, SaVi Media Group, Inc.

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

                                    F-9

                           SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________

1.   Organization and Summary of Significant Accounting Policies, continued
     ------------------------------------------------------------

     Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the respective full years.

2.   Going Concern Considerations
     ----------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has a net loss of $(3,918,998) for the period from inception, August 13, 2002, to September 30, 2004. Additionally, at September 30, 2004, the Company is in a negative working capital position of $(371,463) and a stockholders' deficit position of $(132,963). Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

                          SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________

2.   Going Concern Considerations, continued
     -----------------------------

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

     Subsequent to the recapitalization, the name of Gene-Cell, Inc. was changed to Redwood Energy Group, Inc. and then its current name, SaVi Media Group, Inc.

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

     At September 30, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $3,345,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2024. The benefit from utilization of net operating loss carryforwards incurred prior to August 26, 2002 was significantly limited in connection with a recapitalization. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company currently believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

                                 Continued
                                    F-11

                           SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________
5.   Acquisition of SaVi Group
     -------------------------
     On March 31, 2003, the Company entered into a letter of intent to acquire 20% of SaVi Group. The terms of the proposed transaction include total cash payments by the Company of $38,500, which occurred in the quarter ended June 30, 2004. The transaction is contingent on the negotiation and consummation of a definitive agreement between the parties, and SaVi Group producing revenue within the same twelve month period. Other requirements of the acquisition include the finalization by the Company of a one share for twenty-five shares reverse split of the Company's outstanding common shares and a name change of the Company to SaVi Media Group, Inc. Both of these actions received final approval by the Company's shareholders at the August 2004 shareholder meeting. During the quarter ended June 30, 2004, the Company took further steps to complete the proposed transaction and issued the SaVi Group 400,000 shares of the Company's common stock valued at $200,000, bringing total consideration by the Company to $238,500.

     SaVi Group owns various technologies that the company intends to commercialize.

6.   Stockholders' Equity
     --------------------
     On August 17, 2004, the Company's stockholders approved an amendment to the Company's articles of incorporation to increase authorized common stock from 100,000,000 shares to 1,000,000,000 shares. The Company's stockholders also approved an amendment to effect a reverse split of the outstanding common stock at an exchange ratio of one share for twenty-five shares with no share certificate currently exceeding 100 common shares being reduced below 100 common shares and all share certificates representing fewer than 100 common shares being unaffected by the reverse split.

     The reverse stock split has been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse stock splits have been restated to reflect the stock splits on a retroactive basis.

     During the nine months ended September 30, 2004, the Company engaged in various transactions affecting stockholders' equity, as follows (All descriptions give effect to 1 for 25 reverse stock split):

     - The Company issued 940,000 shares of common stock to approximately 15 individual investors at a price of $0.02 per share.
     - The Company issued 200,000 shares of common stock to the owner of Energy Resource Management, Inc. to rescind a re-capitalization transaction that occurred in 2002. The shares issued in connection with the rescission were valued at $100,000. Under the terms of the rescission, 480,000 common shares issued in the re-capitalization transaction were returned to the Company and debt to the stockholder of $49,672 and related accrued interest of $7,254 were fully satisfied.
     - The Company issued 200,000 shares of common stock to its legal counsel as collateral to secure payment of legal fees of approximately $50,000.

                                 Continued
                                    F-12

                           SAVI MEDIA GROUP, INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________

7.   Non-Cash Investing and Financing Transactions
     ---------------------------------------------

     During the nine months ended September 30, 2004, the Company engaged in various non-cash investing and financing activities as follows:

     - Issued 400,000 shares of common stock in payment of $200,000 of the acquisition price of SaVi Group.

     - Issued shares of common stock to satisfy debt to a stockholder of $49,672.
























                                 F-13


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



                                  17


HISTORY OF THE COMPANY
----------------------

We were organized on November 3, 1986, to pursue any lawful purpose or purposes. We amended our Articles of Incorporation on September 30, 1987, changing our name to Tzaar Corporation and authorizing common stock of 100,000,000 shares at par value of $0.001. From 1989 to 1996, we did not engage in any business activity. During this time we had no significant revenues and were considered to be a "development stage company."

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

On March 31, 2004, we entered into a letter of intent to acquire a 20% interest in SaVi Group, Incorporated, a company that specializes in creating and patenting innovative products and technologies. In connection with this proposed transaction, we paid non-refundable deposits totaling $38,500. The transaction is contingent on the negotiation and consummation of a definitive agreement between the parties and SaVi producing revenue within the same twelve month period. In connection with the consummation of the transaction, SaVi will also be issued up to 1,000,000 shares of our post-reverse split common stock. We continue to negotiate with SaVi and expect to have a definitive agreement in place in the near future.


                                  18

We continue to be considered as a development stage enterprise because we have not yet generated revenue from sale of our products and/or services. Since our inception, we have devoted substantially all of our efforts to development of a business plan and the search for sources of capital to fund our efforts.

BUSINESS OF THE COMPANY
-----------------------

We intend to conduct business primarily in the technology sector. We have discontinued our biotechnology and energy sector activities.

Given our desire to focus in new areas of business and the lack of success that we experienced in an effort to enter the energy marketing business, we decided to rescind our Agreement and Plan of Reorganization with Energy Resource Management, Inc.

In connection with the rescission, the 12,000,000 (480,000 post reverse-split) shares issued in that transaction were returned to the Company for cancellation. Additionally, we have re-assumed the debt obligations that were assumed by ERM as a condition to the Agreement and Plan of Reorganization and all right, title and interest in and to the energy marketing business plan of ERM will be returned to ERM.

RESULTS OF OPERATIONS
---------------------

During the period from inception, August 13, 2002, to September 30, 2004, we have not generated any revenue from operations. As of September 30, 2004, we had losses accumulated in the development stage of $3,918,998 funded by paid-in capital. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2004, we will continue to pursue funding for our business. As stated previously, there is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

PLAN OF OPERATION
-----------------

During the quarter ended September 30, 2004, we had limited operations and have been focused on the proposed acquisition of a 20% interest in SaVi Group. Our planned operations are expected to require cash of approximately $1,500,000 over the next twelve months. Those funds will be used to consummate the SaVi Group acquisition and to support continued operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We currently have no significant commitments for capital expenditures. Since our inception, we have expended a significant portion of our resources to develop business strategies and to search for sources of capital. Our efforts have and will continue to require significant amounts of capital.
                                  19

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

Our independent accountants provided us with their reports for the past two fiscal years ended December 31, which sets forth factors that raise substantial doubt about our ability to continue as a going concern. Nothing occurred in the third quarter of the current fiscal year to alleviate these doubts. Our viability as a going concern remains dependent on our ability to raise short-term cash funds and ultimately achieve a sustaining level of profitability. There can be no assurances that we will succeed in our efforts.

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

ITEM 2.   CHANGES IN SECURITIES

On August 17, 2004, the Company's stockholders approved an amendment to the Company's articles of incorporation to increase authorized common stock from 100,000,000 shares to 1,000,000,000 shares. The Company's stockholders also approved an amendment to effect a reverse split of the outstanding common stock at an exchange ratio of one share for twenty-five shares with no share certificate currently exceeding 100 common shares being reduced below 100 common shares and all share certificates representing fewer than 100 common shares being unaffected by the reverse split.

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended September 30, 2004.

                                  20

During the quarter, the Company sold an aggregate of 10,000,000 (400,000 post reverse-split) restricted common shares to seven investors for a total of $195,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act.

ITEM 5.  OTHER INFORMATION

Following the shareholder meeting, the board of directors met and appointed Mario Procopio as President, Chief Executive Officer and Chairman of the Board of Directors and Serge Monros as Chief Technology Officer of the Company. Kathy Procopio will continue as Chief Financial Officer, Secretary and Treasurer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
September 30, 2004.

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


                        SaVi Media Group, Inc.



November 11, 2004             /S/ Mario Procopio
                              ----------------------------------------
                              Mario Procopio, Chief Executive Officer



November 11, 2004             /S/ Kathy Procopio
                              ---------------------------------------
                              Kathy Procopio, Chief Financial Officer