Form 10KSB
period 2004-12-31
SaVi Media Group, Inc.
filed 2005-04-15
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB
                                 (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 2004

     [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                           Savi Media Group, Inc.
        (Name of Small Business Issuer as Specified in its Charter)

     Nevada                       0-27727                   91-1766174
(State or other                 (Commission                   (IRS Employer
jurisdiction of incorporation)    File No)                Employer ID. No.)


                       9852 West Katella Avenue #363
                         Anaheim, California 92804
                  (Address of Principal Executive Offices)

                               (714) 740-0601
                        (Issuer's Telephone Number)

(Former Name or Former Address if changed Since Last Report)

Securities registered pursuant to Section 12(g) of the
Exchange Act:                                                          None

Check if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and
will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K                                    [ X ]

Check whether the Issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such
shorter period that the Registrant was required to file
such reports) and (2) has been subject to such filing
requirements for the past 90 days.                         [ X ] Yes [ ] No

State the issuer's revenues for its most recent fiscal
year.                                                                  $-0-

State the aggregate market value of the voting stock
held by non-affiliates computed by reference to the
price as of December 31, 2004. (Based on closing price
of $0.17 per share on December 31, 2004 and 51,715,646
shares held by non-affiliates)                                   $8,791,660

State the number of shares outstanding of the common
stock, par value $.001 per share equity, as of
December 31, 2004.                                               98,044,726

DOCUMENTS INCORPORATED BY REFERENCE                                    NONE

Transitional Small Business Disclosure Format.               Yes [ ] No [X]

                           SaVi Media Group, Inc.

                             TABLE OF CONTENTS

                                                                       Page
               PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . .3

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . .  4

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  4

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .  4

               PART II

Item 5.   Market for Common Equity, Related Stockholder
          Matters and Small Business Issuer Purchases of
          Equity Securities. . . . . . . . . . . . . . . . . . . . . .  5

Item 6.   Management's Discussion and Analysis or Plan
          of Operation . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . 14

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . 20

Item 8A.  Controls and Procedures  . . . . . . . . . . . . . . . . . . 20

               PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . . . . . 21

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . 23

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters . . . . . . . 24

Item 12.  Certain Relationships and Related Transactions . . . . . . . 27

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 28

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . 28

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 29



PART I


Item 1. Description of Business

OVERVIEW

Business History

SaVi Media Group, Inc. was originally incorporated as Energy Resource Management, Inc. on August 13, 2002 and subsequently adopted name changes to Redwood Energy Group, Inc. and Redwood Entertainment Group, Inc., upon completion of a recapitalization on August 26, 2002. The re-capitalization occurred when the Company acquired the non-operating entity of Gene-Cell, Inc. Gene-Cell had no significant assets or operations at the date of acquisition and the Company assumed all liabilities that remained from its prior discontinued operation as a biopharmaceutical research company. The historical financial statements presented herein are those of SaVi Media Group, Inc. and its predecessors, Redwood Entertainment Group, Inc., Redwood Energy Group, Inc. and Energy Resource Management, Inc.

The non-operating public shell used to recapitalize the Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood Entertainment Group, Inc., and finally its current name, SaVi Media Group, Inc.

BUSINESS SUMMARY

SaVi Media Group, Inc. has acquired all rights to "blow-by gas and crankcase engine emission reduction technology" which it intends to develop and market on a commercial basis. The technology is a relatively simple gasoline and diesel engine emission reduction device which will allow SAVI to sell to its customers a low-cost and relatively more effective and efficient emission reduction and engine efficiency for implementation in both new and presently operating automobiles. The technology is designed and the Company believes that it will offer better mileage and longer engine lifespan. The technology is also believed to provide for dramatic reductions in harmful emissions in engines and vehicles, a significant reduction in costs to do so as well as reducing all related emission costs. The goal of the technology is to sell a commercially-viable product which delivers superior emission reduction technology and operating performance. The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.

We currently have the right to develop, produce and market and distribute a new product which provides for increased fuel economy and reduced emissions in automotive applications for both new and existing vehicles and may be used in other non-automotive applications. The technology may be sold internationally but Los Angeles is our base of operations and the United States will be our initial market. We plan to seek the rights to develop and sell additional products and will seek strategic partnerships with manufacturers and distributors in the various industries where our products may be sold and to develop markets in other areas. Once established domestically, we intend to formulate a plan to expand into international markets.

SUMMARY OF OPERATING RESULTS

We have a limited record of revenue-producing operations under our current plan of business. The Company is considered to be in the development stage. As a development stage company, SaVi has generated revenue since its inception through the fourth quarter 2004. As of December 31, 2004, the Company had losses accumulated from all of its previous configurations, all of which were in the development stage but were under different management teams, of $109,973,725 (of which $108,636,221 represents expenses which are non-cash but resulted from issuance of stock and options) funded by paid-in capital. As of December 31, 2004, the Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. There can be no assurance that the Company will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate any revenues. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand our customer base. Accordingly, we intend to invest heavily in developing our products, strategic relationships, development of our customer base and development of our technology. If we are not successful in developing our product and expanding our customer base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

ADDITIONAL INFORMATION REGARDING OUR BUSINESS MODEL IS PRESENTED IN THE MANAGEMENT DISCUSSION AND ANALYSIS BELOW.

Item 2. Description of Property

The Company does not presently own any real property.


Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


Item 4. Submission of Matters to a Vote of Security Holders


We submitted an information statement to our security holders on July 29, 2004 wherein we advised shareholders that a special meeting of stockholders of the Company, then known as Redwood Entertainment Group, Inc. was to be held at 20675 La Puente Road, Walnut, California 91789 on August 17, 2004, at 7:00 p.m., local time, for the purposes of approving resolutions to do the following:

     1 Amend our Articles of Incorporation to: (a) change our name to SaVi Media Group, Inc.; and (b) to increase our authorized common stock from 100,000,000 shares to 1,000,000,000 shares;
     2 Amend our Articles of Incorporation to effect a reverse split of our outstanding common stock at an exchange ratio of one share for each twenty-five shares, with no currently outstanding certificate representing at least 100 shares being reduced below 100 shares;
     3    Elect members to our Board of Directors;

     4 Ratify the selection of Ham, Langston & Brezina, L.L.P., as the Company's independent certified public accounting firm for the 2004 fiscal year; and
     5 Ratify the actions of our officers and directors for the last fiscal year and for the period from the fiscal year end through the date of the special shareholder meeting.

At this meeting, a majority of the then outstanding shares voting voted in favor of and approved each of the above resolutions.

                                  PART II


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.


The Company's common stock is eligible to be traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "SVMI," and in the National Quotation Bureau, Inc. ("NQB") "pink sheets" under SaVi Media Group, Inc. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. Our common stock has been quoted on the OTCBB since April of 2002.

The following table sets forth the range of high and low bid prices of the Company's shares for each quarterly period for the past year as reported by the OTCbb. These prices represent inter-dealer quotation, do not include retail markups, markdowns or commissions and may not represent actual transactions.

          Period (1)                          High            Low
          ----------                         -----          -----
          First Quarter, 2004               $50.00         $50.00
          Second Quarter, 2004              $57.50         $50.00
          Third Quarter, 2004               $80.00         $43.00
          Fourth Quarter, 2004              $43.00          $0.13


          (1) Through December 31, 2004

HOLDERS OF OUR COMMON STOCK

As of March 31, 2005, we had approximately 271 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, Inc., Las Vegas, Nevada.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Purchases of Equity Securities

In the final quarter of fiscal 2004, the Company purchased no shares of common stock or other securities.

Item 6. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     (1)  discuss our future expectations;
     (2) contain projections of our future results of operations or of our financial condition; and
     (3)  state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements included elsewhere in this prospectus. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See "Risk Factors" and "Forward-Looking Statements" for a discussion of these risks and uncertainties.

Our corporate strategy is to identify and acquire development stage technologies, with significant marketing potential and commercial development prospects, based on strong intellectual property positions, and to develop those technologies through a largely outsourced model to achieve value for our shareholders. As we develop these technologies, we may consider licensing, selling or partnering a given technology to a larger or more-strategicially placed company. Otherwise, we intend to continue development ourselves to achieve the maximum value from such technologies. We have acquired and are currently developing one technology which offers significant refinements to the internal combustion engine. We also continue to evaluate other technologies for potential acquisition, and will continue to do so.

We have funded our operations to date solely through the sale of securities. We have not generated any revenue from operations to date, and do not expect to generate operating revenue for the next year, if ever. As of December 31, 2004, we had cash and cash equivalents of $3,835, accounts payable and other current liabilities to be paid in cash of $169,295 and no long- term debt. Based on our business plan, we believe that our cash and cash equivalents, net of liabilities, will not be sufficient to fund our operations and therefore we will need to obtain financing. We caution you that this is a forward-looking statement and is subject to significant risk and uncertainty. See "Forward-Looking Statements."

We are dependent on the sale of additional securities and will therefore need to raise additional financing, whether through sales of our equity securities, collaborations or otherwise, to continue with any further development activities. In addition, should we identify one or more new technologies that merit acquisition, we may need to raise additional financing to finance the acquisition and subsequent development of any such new technologies. We also may need to raise additional financing in the event that we experience unforeseen delays, cost overruns or both in the development or marketing of the first technology described herein. We cannot be sure that we will be able to raise additional financing when needed on acceptable terms or at all. If we fail to do so, you may lose some or all of your investment.

Our business plan is discussed on the following pages but may be summarized as the development of our "crankcase ventilation system" while seeking marketing and manufacturing strategies to bring it to market. We will pursue opportunities to develop the technology which may require us to begin large-scale manufacturing or we will pursue relationships with other companies better suited for such manufacturing. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty. See "Forward-Looking Statements."

We historically have conducted our business operations on a largely outsourced model, and expect to continue to do so. Thus, we do not expect to purchase or develop any significant facilities or equipment, or to significantly increase our number of employees, for the foreseeable future.


Business Description

BUSINESS
--------
SaVi Media Group, Inc., a Nevada corporation has acquired all rights to "blow-by gas and crankcase engine emission reduction technology" which it intends to develop and market on a commercial basis. The technology is a relatively simple gasoline and diesel engine emission reduction device which will allow SAVI to sell to its customers a low-cost and relatively more effective and efficient emission reduction and engine efficiency system for implementation in both new and presently operating automobiles. The technology is designed and the Company believes that it will offer better mileage and longer engine lifespan. The technology is also believed to provide for dramatic reductions in harmful emissions in engines and vehicles, a significant reduction in costs to do so as well as reducing all related emission costs. The goal of the technology is to sell a commercially-viable product which delivers superior emission reduction technology and operating performance. The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.

SAVI MEDIA COMPANY, INC.

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

The non-operating public shell used to recapitalize the Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood Entertainment Group, Inc., and finally its current name, SaVi Media Group, Inc.

OPERATIONS

Consistent with our strategy of outsourcing development and marketing functions, as of March 31, 2005, the Company does not have a large facility for its operations but maintains space for its key employees with room for meetings and presentations. The Company currently has a sublease for office space for its principal executive offices at 1414 East Katella Avenue in Anaheim, California through the year ending 2006. The party with whom the Company has negotiated the sublease may be deemed a related party through a common board member. We believe that this facility is adequate for our business needs, both currently and for the foreseeable future.

BUSINESS STRATEGY

Our strategic goal is to establish Savi Media Company as the premier developer and seller of certain emission-reducing automotive technologies.

PRICING

We have not yet determined the exact pricing for our products but intend to develop pricing strategies commensurate with the results of our market research. We anticipate that our CVS product will be sold to end users for a price in the range of $100 to $200 plus installation and the pricing to OEM's might be in the range of $50 to $125.

EXPANSION PLANS


Acquisitions

Savi Media Group, Inc. has recently acquired certain technologies that are designed to give it competitive advantages in the automotive and engine manufacturing and upgrading industries. The intent of the Company is to acquire additional technologies from time to time either by acquisition of intellectual property rights (assignment of patents, licensing, etc.) or by acquisition of entities holding rights to desired intellectual property and/or technologies.

MARKETING STRATEGY

Market Analysis
---------------
Management believes that the market for our product is both significant in size and likely to grow. This market may be viewed from different approaches arriving at the same position which management believes will result in the demand for the product to support economic viability. Both approaches stem from the benefits of the CVS system which may be summarized as recovering fuel components from the crankcase of internal combustion engines and returning them to the intake system for further combustion resulting in reduction in emissions (since those fuel components are not returned to the air) and reduction in fuel consumption since the combustion of those fuel components takes the place of fuel from the tank which would otherwise be required to supply power. The first approach is based on present and likely future policies mandating a solution such as provided by the CVS system. The second is the economics of fuel consumption in a petroleum-based world economy.

There are now reported to be a total of nearly 900 million vehicles in the world. Of that total, China and India, with at least one billion people each, have only 10 vehicles for every 1,000 people. The potential for increases in vehicle ownership in these large developing countries is therefore enormous. Acquisition of vehicles in those developing countries
is expected to be "old" vehicles   those more than 5 years old. Source:
Frost & Sullivan, 2003.

If one looks at the proportion of where the world's vehicles were located in 2003, the U.S. and Canada had 751 vehicles for every 1,000 people; Japan
  547; Oceania   471; Europe   283. At the other end of the spectrum, Asia
had the least vehicle/population density at 19, Africa had a bit more at 22, and the world had an average of 117. These numbers tend to correlate fairly closely with GDP such that nations with higher GDP/person tend to own more vehicles per person. However, there is some variation in this theme such that countries like Switzerland, Japan, Norway and Denmark all have higher GDP per person than the U.S., but the U.S. owns more cars per person.

Emissions-based policies as a component of the market

Some consequences of all these millions of vehicles are the serious pollution problems that countries presently face. In the urban setting, this comes in the form of carbon monoxide, lead, particulate matter, and nitrogen dioxide. Regionally, emissions can result in photochemical smog, or ozone, and acid rain. At the global and long-term level, one ends up with greenhouse gases and global warming. In the U.S., some serious air pollution problems certainly remain. In 1997, 110 million Americans lived in non-attainment areas. The EPA's forecast for 2007 is that 129 million people will be living in one of either 28 ozone non-attainment areas or 80 marginal areas. Serious problems projected include crop losses, impaired vision, eutrophication (the increase in nitrogens and other nutrients which spurs unbalanced growth of algae, etc. in water systems), and impacts on public health.

If one breaks down where the global sources of carbon dioxide are coming from, it becomes evident that 77% originates from energy consumption, but of that figure, only about 15% originates from transportation energy sources. By comparison, in the U.S., the percentage of total CO2 produced which originates from the transportation sector is 31% while in Europe it is 26% and in Latin America 32%. The U.S., in turn, produces the greatest amount of CO2 from the transportation sector per capita. This is important as it is estimated that depending upon the engine family and its application, crankcase emissions account for 35% of diesel engine particulate emissions and 50% of hydrocarbons emissions.
                                    -9-

With regard to these, the World Health Organization has concluded that 460,000 premature deaths result each year globally from particulate and hydrocarbon emissions and 370,000 from sulfur dioxide. In California, the Air Resources Board has determined that the toxicity of diesel PM can cause high concentrations of cancer in rats while 30 human epidemiological studies have found a link between diesel particulate and hydrocarbon emissions and lung cancer. California was the first jurisdiction in the world to unify light truck and passenger vehicle emissions standards. The EPA has proposed to do the same, but true standards unification will not be fully phased-in until 2009.

In India, the story of vehicle emissions control progress has not been as promising as in China. India now has catalytic converter requirements in the cities, but since there is no unleaded fuel available outside those areas, many of these devices have likely been poisoned. Pollution control measures have largely been spearheaded by the Supreme Court in India, rather than through the legislative or executive branches of government. While significant improvements have been made with regard to cleaning up local emissions from vehicles, the developments with regard to greenhouse gas emissions have not been as successful.

By 2005, while it is projected that 80% of all gasoline sold in the world will be unleaded, we believe that transportation will still stand out as a major source, and possibly a dominant source, of the pollution problems that countries deal with, and, this is especially true in major urban areas around the world.

Our review of reports from analysts at IDC, General Motors and Ford Motor Company note the following historical summary of automotive technological advancements as they relate to emission-reduction:

1900-45:         Technological convergence; little emission reduction
                 technology.
1945-73:         Emphasis on car style plus incremental emissions
                 reduction technological changes.
1974-1983:       U.S. auto industry in crisis due to oil price shocks and
                 import competition; catalytic converters become the emission solution.
1984 - present:  Technological changes are used to increase vehicle performance and size and lower emissions. However, no fundamental changes in powertrain or fuel has, or ever, been completed.

This may be summarized as that engine innovation has occurred even during periods of constant emissions requirements. Overall, emissions problems and regulations may therefore be reduced to an outline as:

1. Historically, air pollution policies have often been enacted prior to there being definitive scientific evidence and prior to the presence of well-understood technological responses.

2.   Emissions standards have generally been set by "roll-back".

3.   Progress is most difficult when core products are threatened.

4. Air pollution policy has had virtually no effect on the overall long-term fate of the automobile, oil industries, or of specific firms, but, has had a large impact on the shape of some technologies, such as catalysts.

5.   Research is often narrowly framed, leading to costly errors.

6. In the past, U.S. auto standards have often been met best by imports, largely due to the better management/production practices of foreign auto firms, and because those firms tend to have less political leverage and so tend to accept regulation more and fight it less.

7. There has been repeated consideration of alternative fuels and power trains, but incremental changes to conventional technologies have always won.

Based on these facts, the existence of the CVS technology solution presented by the Company becomes a logical solution to fit into the historical framework of adoption and policymaking, thereby contributing to its commercial viability.

Fuel Economy solution as a component of the Market

A second basis for market analysis is the trends regarding fuel economy. A review of statistics from the U.S. E.P.A. indicates that, since 1970, the average fuel economy of light duty passenger cars has increased from just under 15 mpg to just under 25, while light duty trucks have only increased from about 10 mpg to 15. The global production of vehicles has increased from 10 million/year in 1950 to over 70 million/year at the end of the 2003. Likewise, motorcycle production increased significantly around the world from 1990 to 1994 in both developed and developing nations alike. The total number of cars, commercial vehicles and motorcycles increased to just under 900 million in 2003 from less than 50 million in 1930.

1. Significant gains in fuel efficiency can be achieved while retaining the current investment in engine technologies.
2. Port fuel injection and direct fuel injection engines, both gasoline and diesel, are most likely to continue to share the global marketplace.
3. Plausible levels of fuel efficiency and crankcase emissions reduction standards may be disruptive, requiring regulatory trade-offs between air quality, energy dependency and global warming by 2020. The only real final answer to engine efficiency improvement and emissions reduction will be private firm innovation. The CVS technology is suggested to represent such an innovation.

The Company's CVS is designed to increase fuel efficiency and reduce emissions in a safe and inexpensive manner. This technology uses a patent-pending as well as proprietary processes and methods that result in dramatically increased fuel efficiency and reduced emissions while protecting or even enhancing gasoline and/or diesel engine service life. The demand resulting from market demand for fuel economy maximization coupled with the fact that the CVS technology is patented protected serves to maximize the long-term competitive advantage of this product.

Marketing of the CVS technology

The Company's intent is to become the dominant provider of technology to capture blow-by gases and related crankcase ventilation system and emission reduction and, thereafter to aggressively expand as a provider of multiple fuel efficiency and emission reduction technologies and related systems that solve "practical emission reduction and engine combustion systems deployment" problems. The current development framework and systems and designs are based on this strategy.

A key part of SAVI's core short- and long-term strategy is to work with chosen business, strategic and OEM partners to drive recurring revenues. The Company's wide range of versions of its CVS product gives other developers, OEMs and licensees the flexibility to utilize different aspects of the Company's technologies. This innate flexibility allows customers the freedom to determine the most efficient and cost effective way of implementing the CVS technology into their products. The Company will focus on consistent "pull through" marketing programs (i.e.., getting governments and end-users to request the CVS technology and products from vehicle and transportation companies).

The critical objectives of the Company's marketing strategy over the next twenty-four months are outlined below:

1. The Company will continue to enhance its CVS prototypes and products and enhance expected capabilities and confirm commercialization steps in three phases. These phases are outlined below:

     Phase I: Focus on the continued development of the CVS and all related technologies so as to have a solution to be able to sell/market in all vertical markets in the near-term (i.e., early in calendar year 2005).

     Phase II:   To have products ready for shipment by the end of the
                 third quarter of calendar year 2005 so as to be able to offer all strategic partners, customers, OEMs and end-users products in the first three months of year 2006.

     Phase III:  Thereafter, continue the development of the vehicle emission reduction and engine improvement technology by incorporating the use of additional light-weight, powerful, state-of-the-art materials as well as enhanced units that are based on designs currently in development to refine products which will work with as many known existing gasoline and diesel engine systems as economically practical.

2. The Company will continue to demonstrate how the CVS technology can be retrofitted into various standard and commercial vehicles. The Company started in 1996 field-testing of its CVS technology and it continues to seek additional parties to do next generation pilots. The Company will continue the task of seeking early-stage adopters of its CVS technology in applications and vehicles before the end of the second quarter of year 2005.

3. The Company intends to exploit a "Pull-Through" Market Strategy. The Company's strategy evolves around developing and commercializing its CVS technology and sub-components tailored to the specific application needs of industry OEMs and partners (e.g., fleet, transportation, automotive, trucks, etc.), while focusing solely on licensing the entire CVS technology eventually to an established party for full-scale market commercialization (i.e., automotive and/or truck manufacturer, automobile maker, automobile retrofit supplier, etc.). The Company will work directly with end-users (who could "pull-through" its products to manufacturers) as well as OEMs and partners to establish emission reduction products that are based on specific requirements and on the manufacturing and internal partners' capabilities. Conversely, with respect to the entire CVS system the Company will seek to form one or several manufacturing joint ventures or licensee agreements. In this situation, SAVI will continue to play a leading role in the development area, up to and including the production and testing of prototypes for technical and commercial evaluations. In the long-term, the Company will continue to provide technical support and research & development to the manufacturing and marketing activities of its joint venture partners regarding the CVS technology. Accordingly, the strategy includes three main components:
     a. Development and licensing activities regarding the CVS technology;
     b.   Direct sales and manufacturing activities; and
     c.   Various system manufacturing and/or sale activities.


4. Ultimately, the Company will seek to expand its range of strategic partners and other pilot projects. As part of the Company's business model to creating a joint venture and/or securing a licensing agreement with an established partner, SAVI management has undertaken preliminary discussions regarding partnering agreements but intends to pursue these continuously with the goal that pilot projects (targeted at vehicle fleets) may begin in calendar year 2005. The Company is able to serve as the development arm of any OEMs and/or partners while also actively pursuing in contract development and preproduction work. As part of its development role, SAVI will continue to produce and test prototypes, for external customers and for joint venture partners. Fine tuning adjustments usually needed during the early stages of production will best be resolved by having the OEMs and joint venture partners available on site. Once larger production volumes are needed, production will be moved to OEM and/or partners' mass manufacturing plants, whose design will benefit from the experience acquired during the ramp-up phase. The Company intends to contract with OEMs and client partners for the production and test of the samples it will need to implement its development strategy.

5. On a longer term basis, the Company will focus on contract opportunities most likely to lead to licensing transactions. The Company desires that such opportunities will involve research areas in which it maintains a strong potential patent position and customers, which have the necessary industrial resources and market presence to successfully commercialize the licensed technologies. It is anticipated that the core CVS technology will continue to evolve for many years to come, and that competition will intensify. Accordingly, the Company's long-term goal will be to maintain its position at or near the leading edge of technological developments through continued innovations and problem solving. In this respect, members of the technological staff will likely participate in development consortia sponsored by government agencies and others. Such involvement will have the Company benefit, directly and indirectly, from the more fundamental research findings that academic participants frequently contribute. The Company also hopes to demonstrate that solutions developed for a specific technology can sometimes be successfully applied to others, and that cross-fertilization is a powerful source of innovation.

As part of its use of proceeds, the Company recognizes that, in order to identify new required functionality and to access market opportunities faster, it will need to engage and hire new technical and marketing experts. The goal for the Company is to make its CVS product the preferred solutions by which strategic partners and OEMs turn to introduce their own products. Additional technical and marketing experts will be necessary to implement the plan to reach this goal.

In order to maximize the exploitation of its technological solutions, the Company will need to focus on cooperation with larger firms who can assist optimizing the Company's CVS offering so that these partners can deliver scalable solutions to their own clients. As a result, the Company hopes that these strategic partners drive new design and enhancement requirements
that will augment the marketing strength of its products.   At present,
older cars cannot efficiently improve upon the original standard to which
they were built on a cost effective basis. No new technologies   including
fuel cells - will assist the various engine and vehicle types with a practical and cost-effective alternative to that presented by the CVS technology. For that reason, the Company is poised to capitalize on the present of various government authorities, the present ability to implement practical emissions reduction in older cars as part of their clean air strategy rather than relying, as many do now, on the replacement of the older models with the much cleaner new models to achieve air quality improvements to which the newer, higher standards are typically directed by those government authorities. Since older cars constitute a considerable portion the vehicles on the road today, the CVS creates the real potential to shorten the time line to cleaner air levels and, as a result, the Company believes its marketing strategy to bring the CVS technology to the market, is sound and offers a fundamental basis to achieve its economic goals.

The Crankcase Ventilation System

Overview
--------
The Crankcase Ventilation System ("CVS") is an add-on system, designed and built in a modular format, intended for any gasoline as well as diesel motor vehicle. The CVS technology is covered by letters patent No. WO96/21101, which patent that has assigned to the company. The CVS system is added to an engine crankcase to vent blow-by gases from the crankcase into the intake manifold regardless of engine vacuum. As it is a supplemental modular unit, it can be readily adapted and added to any existing vehicle system or placed in any new vehicle.
                                    -14-
The CVS is comprised of a various components that unlike simple PCV (i.e., check) values, the CVS guarantees proper two-stage ventilation by which the orifice of the value is selectively opened to regulate the flow of gases depending on engine speed, via a throttle linkage switch. The result of this system is a process whereby the CVS recovers and collects lower vapor pressure hydrocarbons from blow-by gases for return to the engine crankcase by use of a hydrocarbon separator and retriever (i.e.., known as a "recovery filter"). The recovered hydrocarbons are reintroduced into the combustion cycle thereby improving engine operations and lowering emissions.

The CVS can be installed in less than one hour by a mechanic with limited training or by a competent do-it-yourselfer.

The CVS is an improvement on the current pollution PCV reduction controls, including the implementation of cleaner fuels and related hardware. While these measures have had the intended effect of reducing pollution causing emissions, they have not eliminated the emissions to an acceptable level. The Company's CVS technology is more effective than passive systems currently in use, provides excellent fuel efficiency and virtually eliminates fugitive crankcase emissions. The goal of the CVS technology is to provide a more aggressive method of emission reduction that is not possible by passive means and improves fuel efficiency.


Major Benefits of the CVS Technology
------------------------------------

There are several advantages to the CVS as an engine enhancement and emission control device both in North America and in the rest of the world:

1. The CVS can be applied to older cars, eliminating the need to wait for improved features or standards to be applied to new vehicles only. While the CVS technology can be installed at the OEM level, on new vehicles, the CVS technology's immediate application will be in the retrofit market on vehicles already on the road
2. New technologies and upgrades can be applied at each scheduled service replacement.
3. Supplementary technologies enable the collection and organized disposal of toxics, as supplementary technologies do not exclude periodic replacement or service.
4. The CVS separates the formulation of emission control standards from the limitations of the make, year or purpose of the device.
5. The CVS can be applied not only to cars but also to all types of vehicles that use gasoline or diesel internal combustion engines industrial, commercial, electrical generation equipment, marine engines, to name but a few examples.
6. The CVS can reduce emissions even on new engines, even those utilizing the most modern technologies, generally up to 40% and occasionally up to 50%.
7. The CVS technology generally will increase the miles per gallon up to 20%, reduce the need for oil changes dramatically (to as much as every 50,000 miles, thereby reducing the need for used oil processing), and increase horsepower generally up an additional 10-15%.
8. The CVS is a patented technology for the U.S., Canada and selected overseas markets.


                                    -15-

The Company has sought out and received independent testing results, which, to-date, have been very encouraging and have validated the claims made by the Company. At the request of the Company, for example, tests were conducted by California Environmental Engineering ("CEE"), a greater Los Angeles area based leading independent environmental testing firm, over the last eight years. Overall, CEE is a consulting firm specializing in the testing of environmental and engine instrumentation. CEE provided a written conclusion after testing that provides, in part: "We have evaluated the data from the test runs in the demonstration of the CVS. We can attest to the positive effect of the CVS. In conclusion, the technology has demonstrated that it has both economic and environmental benefits". Additional testing has been done by KLD Environmental Consultations also with similar positive results.

Specific Product Description

Crankcase Ventilation System (gasoline): A flow controlled engine ventilation system recovers blow-by gases and lower vapor pressure hydrocarbons. In an internal combustion engine, blow-by gases generated by the internal combustion process are ventilated from the crankcase to a recovery filter. The recovery filter has an expansion chamber allowing the blow-by gases to evenly distribute themselves before flowing past the filtration medium.

Crankcase Ventilation System (diesel): In diesel applications, the CVS is combined with an advanced oil and vapor closed crankcase system. By enclosing the road-draft tube the blow-by gases and oil mist are filtered and recycled. The remaining gases and vapors are returned to the combustion inlet while the oil mist is returned back into the crankcase.

The Company's CVS technology is referred to as an "Engine Treatment" technology, as the name implies, it functions after the treatment of the fuel and engine systems.


/graphic of internal combustion crankcase ventilation system please see attached pdf file/

INTERNAL COMBUSTION ENGINE CRANKCASE VENTILATION SYSTEM

           A cross-section view of the CVS system and technology

The CVS hydrocarbon separator and retriever or recovery filter is a key element of the system in that it, coupled with a PCV value device, enables the device to recovery lower pressure hydrocarbons, which have been a real and material contributor to higher engine emission levels and less effective engine operation. This technology is more effective than passive systems currently in use, provides excellent fuel efficiency and goes much farther to eliminate fugitive crankcase emissions. The original design goal was to provide a more aggressive method of emission reduction that was possible by passive means, thereby improving both emission control and fuel efficiency. Preliminary tests by the Company indicate that the CVS system exhibits close to 99% efficiency (based on energy recouped compared with energy used) and close to 100% effectiveness in reduction of fugitive crankcase emissions. Prelimiary testing by the Company and independent testing sources indicate that the CVS in gasoline engines may be able to reduce nitrogen oxides ("NOx") by as much as 25% and hydrocarbons and carbon monoxide as much as 40%, while increasing gas mileage by as much as 30% and prolonging engine life by as much as 100%. These factors will require further verification but, if supported, will allow a significant marketing advantage. The CVS also increases the useful life of the engine's spark plugs and oil contamination and sludge build-up are also reduced, extending the time required between tune-ups. In diesel engines, the CVS obtains similar engine enhancement and lower emission results.
                                    -16-
Competitive Advantages
----------------------
Company management is not aware of any other competitive product which offers similar practical engine enhancement and vehicle emissions reduction solutions to the automotive, commercial vehicle and transportation markets at a reasonably similar price point. Given that vehicle emission standards have been raised in response to international government intention to reduce toxic levels of pollution-causing emissions, particularly in larger cities, the technology may be uniquely suited to address the demands of the
market until a competitive product is introduced.   Although aimed
primarily at the automobile sector, the CVS technology is a environmental-friendly product that can be applied in other industries.

SUPPLIERS

While we currently have no contracts for production, we are investigating production strategies including use of OEM's and licensing arrangements.


Item 7. Financial Statements

The Company's financial statements include a Consolidated Balance Sheet as of December 31, 2004; Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the year ending December 31, 2004; Consolidated Statement of Stockholder's Equity from inception through December 31, 2004; and related notes. These financial statements have all been examined to the extent indicated in their report by, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein starting with page 34.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

RISKS RELATING TO OUR BUSINESS:


The market for our products is highly competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace. Some of our competitors have: longer operating histories; larger customer bases; greater name recognition and longer relationships with clients; and significantly greater financial, technical, marketing, public relations and managerial resources than the Company. In the future, competitors may develop or offer products that provide significant technological, creative, performance, price or other advantages over the products offered by the Company. If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the company could be reduced significantly. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

                                    -17-

OUR INDUSTRY HAS LOW BARRIERS TO ENTRY FOR NEW COMPETITORS, AND COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL RESULTS.

While we believe that we are the only company that currently provides the products described in this prospectus, several companies do compete against us in one or ways offering products which might offer less value than we believe does ours but we have no assurance that the market will accept the quality or unique nature of our product and other products could be designed for relatively low costs and brought to market to compete with our products. While our design enjoys certain protections and we are unaware of other designs which accomplish the same results, we can offer no assurance that another design might not become available. Additionally, other competitors offer certain products which accomplish part of the designed goals of our products but might, if redesigned in combinations, achieve more parity with our products. If one or more of these competitors combined and offered their products in combination, such might be competitive are considered more desirable and, if so, it could result in lost market share. Additionally, since the barriers to entry in our industry are low, once a design objective has been achieved, a competitor may emerge with substantially greater managerial, engineering and technical systems and/or have the ability to adapt more quickly to changes in the industry. Lost market share will decrease our revenue and increase our marketing costs, thereby lowering or eliminating our ability to make a profit and increasing our losses.

A SIGNIFICANT PORTION OF OUR INCOME MIGHT COME FROM INDIVIDUAL PURCHASES NOT LONG-TERM CONTRACTS. AS A RESULT, OUR REVENUE IS NOT GUARANTEED FROM QUARTER-TO-QUARTER AND WE CANNOT ALWAYS OPERATE EFFICIENTLY.

A large percentage of our customer base will involve purchases from resellers and the customers who purchase through these resellers do not enter into long-term purchase orders or commitments. Therefore, a large number of customers might decide not to buy, altering market predictions and growth estimation and result in a loss of revenue. We make significant decisions regarding staffing and component procurement, personnel and resource requirements, and the level of business we seek and accept based upon long-term estimates of our number of customers. The short-term nature of these individual customers' purchases could result in large deviations from our estimates, resulting in severe excesses or shortages in staffing and resources. This makes it difficult for us to maximize our potential efficiency.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR AND MAY IN FUTURE PERIODS ACCOUNT FOR SUBSTANTIAL PORTIONS OF OUR REVENUE, OUR REVENUE COULD DECLINE BECAUSE OF DELAYS OF CUSTOMER ORDERS OR THE FAILURE TO RETAIN CUSTOMERS.

Notwithstanding the intended resale of our products to consumers, we will likely have a small number of resellers that may account for a significant portion of our revenue. Our revenue could decline because of a delay in customer orders or the failure to retain an existing customer. We may not obtain additional customers. The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.


                                    -18-

AS A RESULT OF OUR INDUSTRY, WE NEED TO MAINTAIN SUBSTANTIAL INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY.

Our marketing and sale of products and services related to the automotive industry creates an inherent risk of claims for liability. As a result, we have secured and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured to have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, there is no assurance that our insurance provider will not drop our insurance or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts which would result in increased liability to claims.

OUR PRODUCTS, PURPORTING TO OFFER FUEL SAVINGS AND REDUCED EMISSIONS, ARE SUBJECT TO SCRUTINY AS CONSUMER PRODUCTS.

Our products make certain projections on which consumers may rely in making purchase decisions. While we believe that our projections are reasonable and based on appropriate research, there is no guarantee that the Federal Trade Commission in the U.S. or some other similar consumer protection agency will not challenge our claims as not being reasonable or supported by our research. A negative ruling by such an agency could result in fines against us or a termination of this part of our business.

THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO MANAGE ANY SUBSTANTIAL EXPANSION OF OUR BUSINESS, AND A FAILURE TO DO SO COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR OPERATING RESULTS.

Our success will require significant expansion of our business. Any such expansion could place a significant strain on our resources and would require us to hire additional personnel to implement additional operating and financial controls and improve coordination between marketing, administration and finance functions. We would be required to install additional reporting and management information systems for sales monitoring, inventory control and financial reporting. There can be no assurance that we would be able to manage any substantial expansion of our business, and a failure to do so could have a materially adverse effect on our operating results.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS WHICH COULD CAUSE US TO FAIL TO ACHIEVE OUR REVENUE OR PROFITABILITY EXPECTATIONS, WHICH IN TURN COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results can vary significantly depending upon a number factors, many of which are outside our control. Factors that may affect our quarterly operating results include: market acceptance of and changes in demand for our products and services; gain or loss of clients or strategic relationships; announcement or introduction of new services and products by us or by our competitors; our ability to build brand recognition; timing of sales to customers; price competition; our ability to upgrade and develop systems and infrastructure to accommodate growth; our ability to attract and integrate new personnel in a timely and effective manner; our ability to introduce and market products and services in accordance with market demand; changes in governmental regulation; reduction in or delay of capital spending by our clients due to the effects of terrorism, war and political instability; and general economic conditions. Most of our operating expenses are relatively fixed in the short-term. We may be unable to adjust spending rapidly to compensate for any unexpected sales shortfall, which could harm our quarterly operating results. Because of the emerging nature of the markets in which we compete, we do not have the ability to predict future operating results with any certainty. Because of the above factors, you should not rely on period-to-period comparisons of results of operations as an indication of future performance.
                                    -19-
IF WE ARE UNABLE TO DEVELOP PRODUCTS AND SERVICES THAT KEEP PACE WITH TECHNOLOGICAL ADVANCES, WE MAY LOSE OUR MARKET SHARE WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

The market for engine technology is beginning to be characterized by rapidly changing technology and evolving industry standards in both emissions and economy. Our success will depend on our ability to develop and introduce, in a timely and cost-effective manner, enhancements to our products as well as new products that meet our customer requirements and evolving industry standards. Our technology or product systems may become obsolete upon the introduction of alternative technologies. If we do not develop and introduce new products and services in a timely manner, we may lose customers to competitors, which would adversely affect our business and results of operations.

IF WE DO NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS MAY SUFFER, WE MAY LOSE REVENUE AND WE MAY BE REQUIRED TO SPEND SIGNIFICANT TIME AND RESOURCES TO DEFEND OUR INTELLECTUAL PROPERTY RIGHTS.

We rely on a combination of patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue. Any patents that we may obtain may not sufficiently protect our intellectual property and may be challenged by third parties. Our effort to protect our intellectual property rights may not prevent the misappropriation of our intellectual property. Other parties may also independently develop similar or competing products that do not infringe upon our intellectual property rights. Any infringement claims could cause us to spend significant time and money to defend our products, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

WE ARE DEPENDENT ON PROPRIETARY KNOW-HOW. WE HOLD LIMITED PATENTS TO OUR PRODUCTS BUT NOT THE PRODUCTION PROCESSES.

Competitors may develop or market technologies that are more effective or more commercially attractive than ours. Our manufacturing know-how as to the development and production of our products can be duplicated even if it is difficult to do so. There is no assurance that should we apply for intellectual property protection as to such processes, that we would be able to obtain such protection. Despite our efforts to protect proprietary rights, there is no assurance that such protections may not precluded competitors from developing and/or marketing similar products. While we are not aware of any third party intellectual property that would materially affect our business, our failure or inability to obtain patents for ancillary processes and protect our proprietary information could result in our business being adversely affected.


                                    -20-

RISKS RELATING TO OUR COMPANY AND MANAGEMENT:

ANY CONFLICTS OF INTEREST WITH OUR EXECUTIVE OFFICERS OR DIRECTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

Our executive officers and directors have interests outside of SaVi Media Group to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors. As a result, certain conflicts of interest may arise between SaVi Media Group and its executive officers or directors. Any potential conflicts of interest will be resolved by our board of directors in a manner consistent with their fiduciary duties. To minimize any potential conflicts of interest, it is the intention of management to present to our board of directors any proposed investments for its evaluation. If a conflict of interest were to arise, it could have a material adverse effect on our financial condition and results of operations.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF KEY MANAGEMENT OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR
OPERATIONS.

Our success depends to a significant extent upon the continued service of key officers and directors, including our Chief Executive Officer and Chief Technical Officer. Loss of their services could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of our officers. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms. We may not be able to retain our key personnel or attract other qualified personnel in the future. We do not have employment agreements with any of our officers. There can be no assurance that personnel will remain employed by us. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and harm our financial results.

RISKS RELATING TO OUR FINANCIAL STRENGTH:

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS. WE CANNOT ASSURE YOU THAT WE WILL GENERATE PROFITABILITY IN THE FUTURE.

We have a limited record of revenue-producing operations under our current plan of business. The Company is considered to be in the development stage. As a development stage company, SaVi has not generated revenue since its inception through the fourth quarter 2004. As of December 31, 2004, the Company had losses accumulated from all of its previous configurations all of which were in the in the development stage but were under different management teams of $109,973,725 (of which $108,636,221 represents expenses which are non-cash but resulted from issuance of stock and options) funded by paid-in capital. As of December 31, 2004, the
                                    -21-

Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. There can be no assurance that the Company will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate any revenues. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand our customer base. Accordingly, we intend to invest heavily in marketing, strategic relationships, development of our customer base and development of our marketing technology. If we are not successful in promoting our brand name and expanding our customer base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.


OUR FINANCIAL CONDITION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Although we intend to have additional financing available upon the effectiveness of this registration statement, our financial statements do not include any adjustments that might be necessary if we are unable to continue operations due to our inability to raise sufficient funds to maintain current and proposed operations. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will incur losses. We will continue to incur losses until we are able to establish significant sales of our products. Our success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require up to approximately $ 5,000,000 to fund our continued operations for the next twelve months, depending on revenue from operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. However, there can be no assurance that financing will be available when needed on terms that are acceptable to us. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE TO OPERATE.

We believe we currently have adequate cash to fund anticipated cash needs for approximately the next six months. Our independent auditors have advised us regarding uncertainty as to our ability to continue as a going concern. We will need to raise additional capital in the future and are actively pursuing various financing options. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. In addition, if our cash assets are inadequate to meet our operational needs, we may compensate providers for services rendered by issuing shares of our common stock in lieu of cash, which will dilute existing shareholders. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to do one or more of the following: curtail our operations significantly; sell significant assets; seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or explore other strategic alternatives including a merger or sale of the Company. We operate in a market that is intensely and increasingly competitive, and if we are unable to compete successfully, our revenue could decline and we may be or be unable to gain market share.

WE MAY NOT BE ABLE TO ACHIEVE FUTURE REVENUES
---------------------------------------------

The future revenue growth of the Company will depend in large part on the ability to successfully market and sell the licensing rights to the CVS technology. The Company may not be able to successfully manage the expansion of such functions. If unable to acquire sufficient licensees, the Company may not be able to increase revenues to the extent necessary to achieve profitability.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In the previous report, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2004 in the amount of $106,417,974 (of which $106,233,015 represents expenses which are non-cash but resulted from issuance of stock and options). We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

RISKS RELATING TO OUR COMMON STOCK:

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 10.375% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; STOCKHOLDERS MAY BE UNABLE TO EXERCISE CONTROL.

As of March 31, 2005, our executive officers, directors and affiliated persons beneficially owned approximately 10.375% of our common stock. As a result, our executive officers, directors and affiliated persons will have influence to: elect or defeat the election of our directors; amend or prevent amendment of our articles of incorporation or bylaws; effect or prevent a merger, sale of assets or other corporate transaction; and control the outcome of any other matter submitted to the stockholders for vote. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form: sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and
cause a decline in the market value of our stock.   Disclosure also has to
be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


Item 8A.   Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Company of its disclosure controls and procedures as of December 31, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.

     (b) Changes in internal controls. There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

                                  PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

           MANAGEMENT AND CERTAIN SECURITY HOLDERS OF THE ISSUER.

The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name                Age       Position                      Director Since
---------------     ----      -------------------           ---------------

Mario Procopio      44        Chairman of the Board of
                              Directors, CEO and President  August 2004

Kathy Procopio      46        CFO, Director, Secretary,
                              Treasurer                     January 2003

Serge Monros        56        CTO, Director                 August 2004

Ben Lofstedt        63        Director                      August 2004

Phil Pisanelli      56        Vice President for
                              Marketing, Director           August 2004

The following table sets forth, as of January 30, 2005, the number of shares beneficially owned and percent of the Common Stock held by: (i) each director and director nominee of SaVi Media Group, Inc., (ii) the Chief Executive Officer, (iii) the other executive officers named in the Summary Compensation Table set forth under "Executive Compensation", and (iv) all current executive officers and directors of Savi Media Group, Inc. as a group. Under the rules of the Securities and Exchange Commission ("SEC"), a person is deemed to own beneficially all securities as to which that person owns or shares voting or investment power, as well as all securities which such person may acquire within 60 days through the exercise of conversion rights or options. Each person named in the table below has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of March 31, 2005, the persons named below were, to our knowledge, the only beneficial owners of more than 5% of the outstanding Common Stock, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, other than directors and executive officers whose beneficial ownership is described in the above table.


                              Number of Shares         Percentage of
Beneficial Owner              Beneficially Owned (1)   Common Stock
---------------------------------------------------------------------------

Mario Procopio
  (no conversion)                 100,000                   .10%
Kathy Procopio                  2,000,000                  2.03%
Serge Monros
   (no conversion)                104,000                   .10%
Ben Lofstedt                    2,000,000                  2.03%
Philip Pisanelli                1,000,000                  1.015%
New Creation Outreach*          5,002,300                  5.10%

Mario Procopio
   (after exercise)           125,100,000                 35%**
Serge Monros
   (after exercise)           125,104,000                 35%**
---------------------------------------------------------------------------
All officers, directors and
affiliates as a group          10,206,300                 10.375%
---------------------------------------------------------------------------

* The shares shown as beneficially owned by New Creation Outreach has Kathy Procopio as the director of New Creation Outreach and therefore may be determined to be the beneficial owner of those shares.

** The listing of Dr. Mario Procopio and Mr. Serge Monros assumes full exercise of all options to purchase additional stock, resulting in a total outstanding (without any other shares issued to others) of 348,044,726. Note that these options have certain limitations reducing the likelihood of exercise but are shown here allowing for such possibility.



BACKGROUND INFORMATION

The following background information for each of our officers and directors is provided:

MARIO PROCOPIO, DIRECTOR - CHIEF EXECUTIVE OFFICER PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS.

Dr. Mario Procopio is a director with Savi Media Group and he was previously a director of the corporation, His Divine vehicle, Inc. although not affiliated with this non-profit entity at this time. Dr. Procopio is not presently an officer or director of any other entity. Dr. Mario Procopio owned a financial services/asset management company for the past twelve years which has grown to a sales force of more than 60 licensed agents and 1,000 clients with more than $10 million in assets under management. Dr. Procopio is a founder of a non-profit organization consisting of 107 licensed ministers of which 44 of them are missionaries. He oversees about 22 churches and 4,000 people who are affiliated with the ministry. He holds a Doctorate of Divinity and a Doctorate of Theology degree. Dr. Procopio currently co-hosts a half hour talk show with Adelphia TV on local cable television. Dr. Procopio is 43 years old.

DR. KATHY PROCOPIO, CHIEF OPERATIONS OFFICER, SECRETARY AND TREASURER,
DIRECTOR.

Dr. Kathy Procopio is a director with SaVi Media Group and outside she holds a director's position of the non-profit corporation, New Creation Outreach, Inc. Dr. Procopio has extensive experience in financial services with 23 years in the marketplace. Her background includes working for Drexel Burnham Lambert stock brokerage in its Beverly Hills office as administrative supervisor and managing 60 sales support staff. Dr. Procopio also worked for a private company provided executive oversight for a billionaire heiress who provides financial services for high profile clients in Hollywood. Asset management for these portfolios was in excess of $250 million, managed in approximately 50 different accounts. Dr. Procopio is 46 years old. Mario Procopio and Kathy Procopio are married. There are no other family relationships among the officers or members of the Board of Directors.

SERGE V. MONROS, DIRECTOR - CHIEF TECHNOLOGY OFFICER
Mr. Monros is the inventor of the CVS technology. He presently also serves as a director of the corporation, His Divine Vehicle, Inc. He has more then 30-years of technical and innovative product development experience in the emissions' marketplace. He has been responsible of the creation of numerous technologies and automotive products that include the SAVI Crankcase Ventilation System, the Pneumatic Valve Assembly, the Hydraulic Valve assembly and an Engine Throttle Sensor Switch. Mr. Monros is a successful developer of technologies and an entrepreneur with experience in a number of different regions around the globe including Europe, the U.S.
and Asia.  Mr. Monros is currently also (1993   Present) the Chief
Technology Officer and an owner of I.M.S. (Integrated Micro Systems) where he directs all phases of research & development projects from prototype design to final production and administers hardware, software, LAN/WAN protocols and infrastructure, technologies and related IT/IS architecture. He was for an extended period a senior systems analyst and production engineer at Rockwell International from 1981 to 1993. At Rockwell International, he designed and manufactured special tooling for the Space Shuttle program. He also produced mechanical designs/drawings, communicated project scope/details to production teams, supervised all CNC programmers, processed change orders/revisions and resolved various production-
engineering problems.   Mr. Monros taught career training courses in
Computer Aided Design & Computer Aided Manufacturing for five years. He also owned and operated a tool and die manufacturing company where he oversaw purchasing of materials to fill production and plant requirements; defined workflow processes, developed text/graphics work instructions, data sets and tooling requirements for each production run. Clarified design concepts and incorporated change orders. Mr. Monros also initiated process improvements, functional test plans, and laid out new tool designs to increased efficiency, productivity, and cost reductions. He has previously served as an Application Engineer, NC Programmer, Manufacturing Engineer and Machinist for the following companies: Yuasa Machinery Corporation -
Culver City, CA; R. Howard Strasbaugh   Huntington Beach, CA; Kosmos
Industries   El Segundo, CA; Lorge Engineering   Huntington Beach, CA; Asco
Machine Products   El Segundo, CA; Assembly Overland   Santa Ana, CA; Beth
Machine & Tool   Gardena, CA; Warmellon Products   Gardena, CA

BEN LOFSTEDT - DIRECTOR
Ben Lofstedt earned a Bachelor of Science, degree in electrical engineering from Loyola University of Los Angeles in 1963. He earned a Juris Doctorate degree from Western State University, College of Law in 1972, and earned an honorary Doctor of Divinity from Southern California Community Bible College, Doctor of Divinity in 2000. Mr. Lofstedt has been in private legal practice since founding his own law firm in 1978. From 1977-1988 he was also employed as a patent counsel for Acorn Engineering Co., City of Industry, California.
                                    -28-

PHILIP PISANELLI, VICE PRESIDENT FOR MANUFACTURING, DIRECTOR
Mr. Pisanelli has been employed with Boeing since 1981. Since 1984, he has served as a Senior Meteorologist. While at Boeing, Mr. Pisanelli has worked closely with NASA and many other companies in the fields of aerospace and other developing technologies. Mr. Pisanelli is 56 years old. Philip Pisanelli is a director exclusive to Savi Media group and he does not hold any outside director or officer positions with any other publicly held company. Philip Pisanelli was educated at Akron University in Trigonometry and Philosophy 1967 - 1968. He has also obtained extensive training from Rockwell and Boeing in the areas of; Calibration, Metrology, Shop Trig, Ethics, Employee Involvement leadership, General Management, and is certified in many high Tech fields and areas of Quality Control and Calibration.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are seven seats on our board of directors. Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. All current and planned SAVI board members and executives and staff work under non-compete and non-solicitation agreements that limit any such SAVI staff from directly competing with and soliciting SAVI clients for a twenty-four month period following their employment with the Company.

The Company has presently strived to employ a team of people with varied backgrounds. The Company has also made a priority of hiring employees with both strong technical skills and also development experience that can collectively understand the marketplace opportunities as well as the commercialization process. The strategy of the Company continues to be to outsource significant components of the development and marketing processes; managers of those processes may be employees of the Company or outsourced as well depending on factors such as the need for precise control and costs of such management through employment or outsourcing.
The Company presently has an annual review process regarding its directors, which will be regulated through a nomination committee to insure the quality of corporate governance. The Company seeks to secure up to four new industry independent directors to serve on its Board of Directors.

Item 10. Executive Compensation


                                    -29-

The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended December 31, 2003 and 2004, to the Company's Chief Executive Officer. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.


                              SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION
                                             Other   Restr
Name and                                    Annual   icted                        All
Principal                                   Compen   Stock  Options     LTIP    Other
Position           Year   Salary    Bonus   sation  Awards    /SARS  Payouts   Compen
                             ($)      ($)      ($)     ($)      (#)      ($)   sation
-------------------------------------------------------------------------------------
                                                           (Awarded
                                                           in 2005)
Mario Procopio,    2004  $38,840      -0-      -0-     -0-               -0-      -0-
Chief Executive
 Officer           2003  $ 9,625      -0-      -0-     -0-               -0-      -0-

Kathy Procopio,
 CFO               2004      -0-      -0-      -0-$460,000      -0-      -0-      -0-

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     Subsequent to the year ending December 31, 2004, Dr. Procopio was granted an option to purchase 125,000,000 shares of common stock.

     Subsequent to the year ending December 31, 2004, Serge Monros was granted an option to purchase 125,000,000 shares of common stock.

     Directors do not receive a fee of for serving as a director.
Directors are reimbursed for all reasonable expenses incurred in connection therewith and will be insured against liability for their services to the Company under a group liability policy that also protects officers of the Company.

EQUITY COMPENSATION PLAN INFORMATION;

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2005

     - by each person who is known by us to beneficially own more than 5% of our common stock;
     -    by each of our officers and directors; and
     -    by all of our officers and directors as a group.

                                    -30-


NAME AND                           TITLE           NUMBER OF           PERCENTAGE
ADDRESS OF OWNER                   OF CLASS        SHARES OWNED (1)    OF CLASS (2)
------------------------------------------------------------------------------------
Serge Monros                       Common Stock                104,000          10%
Exercise of Options and Conversion
of Preferred                                               175,000,000          39.1%
                                                                   (3)            (3)
New Creation Outreach              Common Stock              5,002,300           5.1%
                                                                   (4)

Mario Procopio                     Common Stock                100,000           .10%
                                                                   (5)
Exercise of Options and Conversion
of Preferred                                               175,000,000          39.1%
                                                                   (3)            (3)

Kathy Procopio                     Common Stock              2,000,000          2.03%
                                                                   (5)

Ben Lofstedt                       Common Stock              2,000,000          2.03%

Phil Pisanelli                     Common Stock              1,000,000         1.015%

All Officers and Directors as a
Group (10 persons)                 Common Stock             10,206,300        10.375%

Sally Chan                         Common Stock              7,000,000          7.14%

Deborah Chun                       Common Stock             10,000,000          10.2%

Cyrus Project Inc.                 Common Stock              9,112,780           9.3%

Robert Gower                       Common Stock              5,000,000           5.1%

His Divine Vehicle                 Common Stock              5,000,000           5.1%

Total                                                       46,329,080         47.25%


(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on shares of common stock outstanding at March 31, 2005.

(3) Shares and Percentages assume full exercise of all options and conversion of all preferred stock into common stock by each of Serge Monros and Mario Procopio resulting in a total of 448,044,726 shares outstanding and percentages are based on no other shares issued to any other party. Note that these options and conversions have certain limitations reducing the likelihood of conversion and exercise but are shown here allowing for such possibility.
                                    -31-
(4) The entity listed as an affiliate of two of the directors but stock held by the entity is not included in the shares held by such affiliates.

(5) Shares held by Mario Procopio and Kathy Procopio are listed separately and not included in each other's shares as each is an affiliate.


BOARD GOVERNANCE

1. The Company has instituted an audit committee which is intended to confer with the Company's independent auditors regarding the scope and adequacy of annual audits; reviews reports from such independent auditors; and meets with the independent auditors to review the adequacy of the Company's accounting principles, financial controls and policies. The Audit Committee has not yet met nor has it conferred with the independent auditors. The current members of the audit committee have not been determined to be independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. ("NASD") listing standards and the Audit Committee Qualifications of Rule 4350(d)(2).

2. The Company has adopted a code of ethics for the Chief Executive Officer and Financial Executives.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Includes Private Transactions Involving Issuances of Stock.



     The Company previously acquired DreamCity Entertainment from Michael Davis for stock and future cash payments which were never made. Mr. Davis the prior owner of DreamCity and primary reason for the DreamCity acquisition, left the Company on October 27, 2004. The Company's original agreement with Michael Davis allowed the Company to cancel all obligations under the DreamCity acquisition agreement and, accordingly, the Company recognized a $197,038 gain on cancellation of debt.

     During 2004, the Company issued 5,002,000 shares of common stock to the owner of Energy Resource Management, Inc. to rescind a transaction that occurred in 2002.

     The Company awarded a total of 5,000,000 post-split shares to certain early investors and key stockholders in Gene-Cell, Inc.

     The Company, having previously issued 4,000 shares of common stock towards the acquisition of SaVi Group, holder of patents from Serge Monros, subsequently issued 5,000,000 shares of common stock, 5,000,000 shares of Series A preferred stock and 125,000,000 three-year stock options (to acquire shares of the Company's common stock at $0.00025 per share) to Serge Monros to complete the acquisition of the rights to the patents. Serge Monros also received 100,000 shares of common stock as compensation for his role of chief technology officer of the Company. The Company also issued 17,560,000 shares of common stock to associates of Serge Monros that were involved in the initial development of the patents that he owns.

     The Company subsequently issued 5,100,000 shares of common stock, 5,000,000 shares of Series A preferred stock and 125,000,000 three-year stock options to acquire shares of the Company's common stock at $0.00025 per share to Mario Procopio, the Company's Chief Executive Officer, for compensation and for his efforts in arranging the acquisition of the rights to the patents owned by Serge Monros.

     The Company issued 252,000 shares of common stock to its former legal counsel in payment for services provided.

     The Company issued 2,000,000 shares of common stock to Kathleen Procopio for services she provided as chief financial officer of the Company. Kathleen Procopio is the spouse of the Company's chief executive officer, Mario Procopio.

     The Company issued 7,166,240 shares of common stock as compensation to various individuals that provided services to the Company.

     The Company issued 2000 shares of common stock to satisfy debt to a stockholder of $49,672.

     The company sold 39,600,000 shares of common stock to qualified investors and received cash proceeds of $442,725.

     * All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Savi Media Company, Inc. or executive officers of Savi Media Company, and transfer was restricted by Savi Media Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with the Company.

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

Exhibit No.    Description
31.1           Certification of President and Chief Executive Officer
               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Certification of Chief Executive Officer/President and Chief
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Company Financial Statements December 31, 2004

     (b)  REPORTS ON FORM 8-K.

          None

Item 14.   Principal Accountant Fees and Services

The aggregate fees billed for professional services by Ham, Langston & Brezina, LLP in 2003 and 2004 for various services are as follows:

Audit Fees: $17,500 and $16,500 for services rendered for the annual audit of the Company's financial statements for years ending December 31, 2003 and December 31, 2004, respectively, including the quarterly reviews of the financial statements included in the Company's Form 10-Q

Audit Related Fees: $0 for years ending December 31, 2003 and December 31,
2004.

Tax Fees: $0 incurred for the preparation of current federal and state income tax, franchise tax and property tax forms for years ending December 31, 2003 and December 31, 2004.

All Other Fees: $0 and $0 incurred for the preparation of prior year state franchise tax and property tax forms for years ending December 31, 2003 and December 31, 2004.

The Audit Committee will be responsible for pre-approving all auditing services and permitted non-audit services to be performed by its independent auditors, but has not done so as the independent auditors were engaged prior to creation of the Audit Committee. The Audit Committee intends to establish general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the Board of Directors but has not done so. It is contemplated that no more than 5% of total paid to the independent auditors shall be pre-approved for any audit-related fees; tax fees or other fees.

                         DESCRIPTION OF SECURITIES

COMMON STOCK

     We are authorized to issue up to 1,000,000,000 shares of Common Stock, par value $.001. As of March 31, 2005, there were 98,044,726 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

     We have engaged Pacific Stock Transfer Company, Inc., located in Las Vegas, NV, as an independent transfer agent and registrar.

PREFERRED STOCK

     The Company is authorized to issue up to 10,000,000 shares of preferred stock. As of March 31, 2005, there are 10,000,000 shares of preferred stock issued and outstanding.

OPTIONS

     The Company does not currently have any outstanding options to purchase common stock of the Company.

WARRANTS

     The Company does not currently have any outstanding warrants for the purchase of common stock of the Company.

CONVERTIBLE SECURITIES


              INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

     Our Articles of Incorporation, as amended, provide to the fullest extent permitted by Nevada law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our rights and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


                                    -35-
PENNY STOCK

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     - that a broker or dealer approve a person's account for transactions in penny stocks; and
     - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must

     - obtain financial information and investment experience objectives of the person; and
     - make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

     - sets forth the basis on which the broker or dealer made the suitability determination; and
     - that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


                                    -36-

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 13, 2005              SaVi Media Group, Inc.

By:  /s/ Kathy Procopio                 By: /S/ Mario Procopio
------------------------                ----------------------
Kathy Procopio,                         Mario Procopio
Chief Financial Officer                 Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Title                         Date
By:  /s/ Mario Procopio       President, Chief Executive
                              Officer & Director            April 13, 2005

By:  /s/ Kathy Procopio       Chief Financial Officer &
                              Director                      April 13, 2005

By:  /s/ Ben Lofstedt         Director                      April 13, 2005

By:  /s/ Serge V. Monros      Director                      April 13, 2005

By:  /s/  Philip Pisanelli    Director                      April 13, 2005



                                    -37-






                           SAVI MEDIA GROUP, INC.
                   A Corporation in the Development Stage
                     CONSOLIDATED FINANCIAL STATEMENTS
       WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  For the Years Ended December 31, 2004 and 2003 and for the Period from inception, August 13, 2004, to December 31, 2004





                                                                    Page(s)
                                                                   --------


Report of Registered Independent Public Accounting Firm                 F-3


Consolidated Financial Statements:

     Consolidated Balance Sheet as of December 31, 2004                 F-4

     Consolidated Statements of Operations for the years ended
     December 31, 2004 and 2003, and for the period from
     inception, August 13, 2002, to December 31, 2004                   F-5

     Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2004 and 2003, and for
     the period from inception, August 13, 2002, to December
     31, 2004                                                           F-6

     Consolidated Statement of Cash Flows for the years ended
     December 31, 2004 and 2003, and for the period from
     inception, August 13, 2002, to December 31, 2004                   F-9

     Notes to Financial Statements                                     F-10






                                    F-2


/Letterhead/

Report of Independent Registered Public Accounting Firm



To the Stockholders and Directors
SaVi Media Group, Inc.


We have audited the accompanying consolidated balance sheet of SaVi Media Group, Inc. (a corporation in the development stage) as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception, August 13, 2002, to December 31, 2004.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SaVi Media Group, Inc. as of December 31, 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from inception, August 13, 2002, to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

            /s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
April 11, 2005



                                    F-3

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
BALANCE SHEET
December 31, 2004


          ASSETS
Current assets:
   Cash and cash equivalents                                  $      3,835
                                                              -------------
      Total current assets                                           3,835

Intangible assets - patents                                         38,500
                                                              -------------
      Total assets                                            $     42,335
                                                              =============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities                   $     10,000
   Accounts payable assumed in recapitalization                    159,295
                                                              -------------
      Total current liabilities                                    169,295
                                                              -------------
Commitments and contingencies

Stockholders' deficit:
   Series A convertible preferred stock;  $0.001 par
     value, 10,000,000 shares authorized, issued and
     outstanding 10,000
   Common stock: $0.001 par value, 1,000,000,000 shares
     authorized, 86,947,767 shares issued and outstanding           86,947
   Additional paid-in capital                                  109,749,828
   Losses accumulated during the development stage            (109,973,735)
                                                              -------------
      Total stockholders' deficit                                 (126,960)

      Total liabilities and stockholders' deficit             $     42,335
                                                              =============

            The accompanying notes are an integral part of the
                     consolidated financial statements
                                    F-3


                           SAVI MEDIA GROUP, INC.
                   A Corporation in the Development Stage
                          STATEMENTS OF OPERATIONS
     For the Years Ended December 31, 2004 and 2003 and for the Period
           From Inception, August 13, 2002, to December 31, 2004


                                                                         Inception to
                                                                         December 31,
                                             2004            2003             2004
                                      --------------  --------------   --------------

Income:
     Interest Income                  $           5      $       12       $       17
     Gain on settlement                     197,033               -          197,033
                                      --------------  --------------   --------------
          Total revenue                     197,038              12          197,050
                                      --------------  --------------   --------------
Costs and expenses:
     Operating, general and
      administrative expenses,
      except stock based
      compensation                          316,216         240,353          633,537
     Stock-based compensation           106,233,015       1,200,973      108,636,221
     Cost of recission                       43,074               -           43,074
     Cost of recapitalization                     -               -          273,987
     Goodwill impairment                          -         541,101          541,101
     Interest expense                        22,707          17,498           42,855
                                      --------------  --------------   --------------
          Total costs and expenses      106,615,012       1,999,925      110,170,775
                                      --------------  --------------   --------------
          Net loss                    $(106,417,974)  $  (1,999,913)   $(109,973,725)
                                      ==============  ==============   ==============
Weighted average shares outstanding       3,244,449          10,465
                                      ==============  ==============
Net loss per common share -
     basic and dilutive               $      (32.80)  $     (191.10)
                                      ==============  ==============




            The accompanying notes are an integral part of the
                     consolidated financial statements
                                    F-4



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2004 and 2003 and for the Period
From Inception, August 13, 2002, to December 31, 2004

                                                                             Losses
                                                                          Accumulated
                                                              Deferred     During the
             Preferred Stock      Common Stock     Paid In      Compen     Development
           Shares   Amount   Shares     Amount     Capital      sation        Stage        Total
        ---------- ------- ---------- --------- ------------ ------------ -------------- -----------

Balance
at
inception,
August
13, 2002         - $     -          - $       - $          - $          - $            - $         -

Initial
contribution
to
establish
Energy
Resource
Management,
Inc.             -       -          -         -        1,020            -              -       1,020

Recapit-
alization
on August
26, 2002         -       -      5,335         5          (5)            -              -           -

Common
stock
issued
in
exchange
for
consulting
services         -       -      1,086         1    2,233,149            -    (1,030,917)   1,202,233

Net Loss         -       -          -         -            -            -    (1,555,838) (1,555,838)
        ---------- ------- ---------- --------- ------------ ------------ -------------- -----------
Balance
at
December
31, 2002         - $     -      6,421 $       6 $  2,234,164 $(1,030,917) $  (1,555,838) $ (325,585)
        ========== ======= ========== ========= ============ ============ ============== ===========












                 The accompanying notes are an integral part of the
                          consolidated financial statements
                                         F-5


SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2004 and 2003 and for the Period
From Inception, August 13, 2002, to December 31, 2004

                                                                             Losses
                                                                          Accumulated
                                                              Deferred     During the
             Preferred Stock      Common Stock     Paid In      Compen     Development
           Shares   Amount   Shares     Amount     Capital      sation        Stage        Total
        ---------- ------- ---------- --------- ------------ ------------ -------------- -----------

Balance
at
December
31, 2002         - $     -      6,421 $       6 $  2,234,164 $(1,030,917) $  (1,555,838) $ (352,585)

Recognition
of deferred
compensation
under
consulting
agreements       -       -          -         -            -    1,030,917              -   1,030,917

Common
stock
issued
for cash
under
Regulation
D
offering         -       -      4,180         4      154,996            -              -     155,000

Common
stock
issued
in
exchange
for
consulting
services
and for
employee
compen-
sation           -       -      1,200         1      170,055            -              -     170,056

Common
stock
issued
in
exchange
for
extension
of
acquisition
agreement        -       -        110         -        4,400            -              -       4,400

Common
stock
issued
as a
contribution
to a
related
charitable
organ-
ization          -       -      2,280         3       91,197            -              -      91,200

Common
stock
issued
to
escrow
for
acquisition
of
Dream-
City             -       -      8,000         8      359,992            -              -     360,000

Interest
recog-
nition
on loan
from
stock-
holder           -       -          -         -        6,209            -              -       6,209

Net loss         -       -          -         -            -            -    (1,999,913) (1,999,913)
        ---------- ------- ---------- --------- ------------ ------------ -------------- -----------
Balance
at
December
31,
2003             - $     -     22,191 $      22 $  3,021,013 $          - $  (3,555,751) $ (534,716)
        ========== ======= ========== ========= ============ ============ ============== ===========



                 The accompanying notes are an integral part of the
                          consolidated financial statements
                                         F-6



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2004 and 2003 and for the Period
From Inception, August 13, 2002, to December 31, 2004

                                                                             Losses
                                                                          Accumulated
                                                              Deferred     During the
             Preferred Stock      Common Stock     Paid In      Compen     Development
           Shares   Amount   Shares     Amount     Capital      sation        Stage        Total
        ---------- ------- ---------- --------- ------------ ------------ -------------- -----------
Balance
at
December
31, 2003         - $     -     22,191 $      22 $  3,021,013 $          - $  (3,555,751) $ (534,716)

Common
Stock
issued
for
acquisition
of
patent
rights   5,000,000   5,000  5,100,000     5,100     (10,100)            -              -           -

Common
stock
issued
for cash
under
Regulation
D
offering         -       - 39,600,000    39,600      403,125            -              -     442,725

Common
stock
issued
in
payment
of legal
fees             -       -    252,000       252       49,748            -              -      50,000

Special
dividend to
certain
major
stockholders
in Gene-
Cell,
Inc.             -       -  5,000,000     5,000      (5,000)            -              -           -

Common
stock
issued
in
exchange
for
consulting
services
and for
employee
compen-
sation   5,000,000   5,000 31,926,240    31,926  106,196,089            -              - 106,233,015

Common
stock
Issued
to repay
debt             -       -  5,002,000     5,002       94,998            -              -     100,000

Common
stock
issued to
round stock
splits           -       -     45,336        45         (45)            -              -           -

Net
loss             -       -          -         -            -            -  (106,417,974)(106,417,974)
        ---------- ------- ---------- --------- ------------ ------------ -------------- -----------
Balance
at
December
31,
2004    10,000,000 $10,000 86,947,767 $  86,947 $109,749,828 $          - $(109,973,725) $ (126,950)
        ========== ======= ========== ========= ============ ============ ============== ===========






            The accompanying notes are an integral part of the
                     consolidated financial statements

                                    F-7



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003 and for the Period
From Inception, August 13, 2002, to December 31, 2004

                                                                         Inception to
                                                                         December 31,
                                                2004           2003           2004
                                         -------------- -------------- --------------
Cash flows from operating activities:
 Net loss                                $(106,417,974)   $(1,999,913) $(109,973,725)
 Adjustments to reconcile net income
 to net cash used by operating
 activities:
  Gain on settlement                          (197,033)             -       (197,033)
  Impairment of goodwill                             -        541,101        541,101
  Cost of recapitalization                           -              -        273,987
  Amortization of deferred
   compensation                                      -      1,030,917      2,233,150
  Compensatory common and preferred
   stock issuances                         106,233,015        170,056    106,403,071
  Interest imputed on non-interest
   note from a stockholder                       1,045          6,209          7,254
  Interest expense recognized through
   accretion of discount on long-term
   debt                                         16,543          3,789         20,332
  Common stock issued for recission
   agreement                                    43,074              -         43,074
  Common stock issued to pay accounts
   payable and accrued liabilities              50,000              -         50,000
  Changes in accounts payable and
   accrued liabilities                         (76,033)       102,779         55,707
                                         -------------- -------------- --------------
Net cash used by operating activities         (347,363)      (145,062)      (543,082)
                                         -------------- -------------- --------------
Cash flows from investing activities:
 Acquisition of patents                        (38,500)             -        (38,500)
                                         -------------- -------------- --------------
Net cash used in investing activities          (38,500)             -        (38,500)
                                         -------------- -------------- --------------
Cash flows from financing activities:
 Proceeds from stockholder advances                  -              -         49,672
 Payments on notes payable                     (60,000)        (3,000)       (63,000)
 Proceeds from sale of common stock            442,725        155,000        598,745
                                         -------------- -------------- --------------
Net cash provided by financing
activities                                     382,725        152,000        585,417
                                         -------------- -------------- --------------
Net increase (decrease) in cash
and cash equivalents                            (3,138)         6,938          3,835

Cash and cash equivalents at
beginning of year                                6,973             35              -
                                         -------------- -------------- --------------
Cash and cash equivalents at
end of year                              $       3,835  $       6,973  $       3,835
                                         ============== ============== ==============

             The accompanying notes are an integral part of the
                     consolidated financial statements
                                    F-8

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies

     SaVi Media Group, Inc. (the "Company") is a Nevada Corporation that has acquired rights to "blow-by gas and crankcase engine emission reduction technology" which it intends to develop and market on a commercial basis. The technology is a relatively simple gasoline and diesel engine emission reduction device that the Company intends to sell to its customers for effective and efficient emission reduction and engine efficiency for implementation in both new and presently operating automobiles. The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.

     The Company was originally incorporated as Energy Resource Management, Inc. on August 13, 2002 and subsequently adopted name changes to Redwood Energy Group, Inc. and SaVi Media Group, Inc., upon completion of a recapitalization on August 26, 2002. The re-capitalization occurred when the Company acquired the non-operating public shell of Gene-Cell, Inc. Gene-Cell Inc. had no significant assets or operations at the date of acquisition and the Company assumed all liabilities that remained from its prior discontinued operation as a biopharmaceutical research company. The historical financial statements presented herein are those of SaVi Media Group, Inc. and its predecessors, Redwood Energy Group, Inc. and Energy Resource Management, Inc.

     The non-operating public shell used to recapitalize the Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood Entertainment Group, Inc. and finally its current name, SaVi Media Group, Inc.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

     Cash and Cash Equivalents

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

     Stock-Based Compensation

     Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25. In the second quarter of 2005 the Company will begin to recognize in its statement of operations the grant-date fair value of stock options and other equity-based compensation in accordance with SFAS 123R as described in New Accounting Pronouncements.

     Loss Per Share

     Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2003 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the year ended December 31, 2004 and for the periods from inception, August 13, 2002, to December 31, 2004 and 2003.

     Fair Value of Financial Instruments

     The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS
---------------------------------------------------------------------------
     New Accounting Pronouncements

     In January 2003 and as revised in December 2003, the Financial Accounting Standards Board "FASB" issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities. Prior to this interpretation, two enterprises generally had been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The Company's adoption of this interpretation did not have an impact on its financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". In December 2003, the FASB issued a revision to FIN 46 (FIN 46R). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and
     (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies that are not small business issuers to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not have any special purpose entities or variable interest entities as defined under FIN 46R.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

     In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on our financial condition or results of operations.

     In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net
     (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

     In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

2.   Going Concern Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $109,973,735 for the period from inception, August 13, 2002, to December 31, 2004. Additionally, at December 31, 2004, the Company is in a negative working capital position of $165,460 and has a stockholders' deficit of $126,960. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

     The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations in the development stage, or that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage. There can also be no assurances that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, including:

     - The Company's ability to obtain adequate sources of funding to sustain it during the development stage.

     - The ability of the Company to successfully produce and market its gasoline and diesel engine emission reduction device in a manner that will allow it to ultimately achieve adequate profitability and positive cash flows to sustain its operations.

     In order to address its ability to continue as a going concern, implement its business plan and fulfill commitments made in connection with its agreement for acquisition of patent rights (See Note 3), the Company intends to raise additional capital from sale of its common stock. Sources of funding may not be available on terms that are acceptable to the Company and its stockholders, or may include terms that will result in substantial dilution to existing stockholders.

3.   Agreement for Acquisition of Patent Rights

     On March 31, 2003, the Company entered into a letter of intent to acquire 20% of SaVi Group, the name under which Serge Monros was conducting business in the ownership of numerous patents he had developed. The acquisition of 20% of SaVi Group was completed in the second quarter of 2004 upon the Company's payment of 38,500 in cash and the issuance of 4,000 shares of the Company's common stock to Serge Monros.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

     Subsequent to the acquisition, the Company changed its name from Redwood Entertainment Group, Inc. to SaVi Media Group, Inc. Serge Monros changed the name of the entity in which he holds the patents to His Devine Vehicle, Inc. Further discussions between the Company and Serge Monros led to a September 1, 2004 agreement (the "Agreement") under which the Company acquire 100% of the rights to various patents (the "Patents") owned by Serge Monros. The Agreement was amended and modified on December 30, 2004 and again on April 6, 2005. The most important patented technology, for which the Company acquired rights, was technology to produce a relatively simple gasoline and diesel engine emission reduction device that the Company intends to sell to manufacturers of new vehicles and owners of presently operating automobiles.

     The Company contracted with an independent consulting firm, Evans & Evans, Inc. to prepare a pricing analysis assessment of the Company, including the new patents rights. The consulting firm assessed the market potential price of the Company to be in the range of $66,000,000. The market potential price assessed by the independent consulting firm was not the fair market value of the Company, but rather the price that an arms length party would purchases shares in the Company on an organized, regulated and liquid stock market, given the information and assumptions outlined in the assessment report. The Company does not have all records of the amounts spent in the development of the Patents, but management believes that the amount exceeds $5,000,000.

     Under the terms of the Agreement as amended, the Company acquired the Patents rights for the following consideration:

     - 5,000,000 shares of Series A preferred stock to both Serge Monros, who owned the patents, and Mario Procopio, the Company's founder and Chief Executive Officer. The Series A preferred stock is convertible to and holds voting rights of 100 to 1 of those attributable to common stock. These shares are to remain in escrow for three years, and, accordingly, they will not be converted prior to the common stock during that period.

     -    5,000,000 shares of common stock to both Serge Monros and Mario
          Procopio.

     - Three-year stock options to acquire 125,000,000 shares of the Company's common stock at $0.00025 per share to both Serge Monros and Mario Procopio. This provision of the agreement was reached in April 2005. The options to Serge Monros are considered part of the cost of the patent rights under the Agreement. The Options to Mario Procopio will be recognized as compensation expense of $31,250,000 in the second quarter of 2005.

     The Agreement represents a three year relationship that may be renegotiated or rescinded at the end of that term if the use of the Patents does not produce revenue equal to costs associated with the Agreement or modified annual cost, whichever is less. The Agreement does not define the terms "Costs associated with the Agreement " or "Modified Annual Costs". Regardless of performance, the Agreement is eligible for renewal and/or modification on September 1, 2007.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

     In the event the Agreement is rescinded, the Patents and related technology will be returned to Serge Monros. Further, under the terms of the Agreement, the Company is required to build a $5,000,000 research and development lab and a manufacturing plant and Serge Monros will also own those assets, free and clear, in the event the Agreement is rescinded or the Company dissolved.

     The Agreement contains two commitments by the Company as follows:

     - Serge Monros and Mario Procopio each are to receive monthly compensation of $10,000 per month, depending on revenues and the raising of capital, but not less than $3,000 per month.

     - Contingent consideration to Serge Monros of $75,000,000 in cash or in the form of stock options the exercise of which will provide net proceeds to Serge Monros of $75,000,000 over the next ten years. If options are issued, they will bear an exercise price of $0.00025 per share. This provision of the agreement is specifically tied to the performance of the Company and its ability to pay either in cash or stock options.

     The Company recorded Patents at cost to Serge Monros because the Agreement resulted in the control of the Company by Serge Monros and Mario Procopio. Further, due to the fact that most costs incurred by Serge Monros in developing the patents represented research and development costs that were immediately expensed, the basis of the Patents has been limited to $38,500, the actual cash paid to Serge Monros under the initial agreement to acquire 20% of SaVi Group.

     The Series A convertible preferred stock and the stock options issued under the Agreement could have a very significant future dilutive effect on stockholders.

4.   Acquisition of DreamCity Entertainment

     On October 27, 2003, the Company acquired DreamCity Entertainment from Michael Davis for $541,101. The purchase price was paid by issuing a total of 8,110 shares of the Company's common stock valued at $364,400 and committing to two future cash payments of $100,000 (discounted to their current value of 176,701), during the second quarter of 2004 and 2005. The two cash payments were never made, however, the obligation was cancelled on October 27, 2004, under terms of the original agreement with Michael Davis.

     At December 31, 2003, the Company was unable to demonstrate the continuing value of the Goodwill, because no reliable estimate of future cash flows could be substantiated and accordingly, the Company recorded a $541,101 impairment reserve to reduce goodwill to its estimated net realizable value.

     On October 27, 2004, Michael Davis, the prior owner of DreamCity and primary reason for the DreamCity acquisition, left the Company. The Company's original agreement with Michael Davis allowed the Company to cancel all obligations under the DreamCity acquisition agreement and, accordingly, the Company recognized a $197,038 gain on cancellation of debt.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

5.   Rescission of Energy Resource Management Agreement

     During 2004 the Company issued 2,000 shares of common stock to the owner of Energy Resource Management, Inc. to rescind a transaction that occurred in 2002. The shares issued in connection with the rescission were valued at $100,000. Under the terms of the rescission, 4,800 common shares issued in the re-capitalization transaction were returned to the Company and debt to the stockholder of $49,672 and related accrued interest of $7,254 were fully satisfied.


6.   Accounts Payable Assumed in Recapitalization

     Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balances is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. See Note 1


7.   Income Taxes

     The composition of deferred tax assets and the related tax effects at December 31, 2004 are as follows:

     Benefit from carryforward of net operating loss            $ 1,165,000
     Less valuation allowance                                   (1,165,000)
                                                                -----------
     Net deferred tax asset                                     $     -
                                                                ===========

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the year ended December 31, 2004 and 2003, is as follows:

                                                2004                     2003
                                    ------------------------ ------------------------
                                       Amount       Percent     Amount       Percent
                                    -----------  ----------- -----------  -----------
     Benefit for income tax at
      federal statutory rate       $ 36,182,111        34.0% $   679,970        34.0%
     Non-deductible
      compensation                 (36,119,225)       (34.0)   (408,331)       (20.4)
     Non-taxable gain                    66,991          0.1           -            -
     Increase in valuation
      allowance                       (129,877)        (0.1)    (87,665)        (4.4)
     Other                                -            ( - )   (183,974)        (9.2)
                                    -----------  ----------- -----------  -----------
                                    $     -              - % $     -             -  %
                                    ===========  =========== ===========  ===========

                                    F-16

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

At December 31, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $3,428,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2024. The benefit from utilization of net operating loss carryforwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

8.   Lease Commitments

The Company is currently considering its facilities requirements and has not yet determined when an office space lease will be initiated. The Company is currently operating under a sublease from New Creation Outreach, Inc., a related party.

9.   Stockholders' Equity

During 2004, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 to 1,000,000,000 shares.

     Common Stock and Series A Preferred Stock

Following is a description of transactions affecting common stock and Series A preferred stock in 2004:

- Effective September 2, 2004 and November 19, 2004, the Company's board of directors declared a 1 for 25 reverse stock split and a 1 for 100 reverse stock split, respectively. The reverse stock splits, with a total impact of 1 for 2500, have been reflected in the accompanying consolidated financial statements and all references to common stock outstanding, additional paid in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse stock splits have been restated to reflect the stock splits on a retroactive basis.

- Subsequently to the stock splits, the Company awarded a total of 5,000,000 post-split shares to certain early investors and key stockholders in Gene-Cell, Inc. This stock issuance has been shown as a special dividend in the accompanying statement of stockholders' deficit.

- The Company issued 5,002,000 shares of common stock to the owner of Energy Resource Management, Inc. to rescind a re-capitalization transaction that occurred in 2002. See Note 5.

- The Company issued 4,000 shares of common stock in payment of the acquisition price of 20% of SaVi Group (See Note 3). The Company subsequently issued 5,000,000 shares of common stock, 5,000,000 shares of Series A preferred stock and 125,000,000 three-year stock options (to acquire shares of the Company's common stock at $0.00025 per share) to complete the acquisition of the rights to the patents. The patents came over at Serge Monros's basis, which was zero, because the development of the patents was a research and development effort. Serge Monros also received 100,000 shares of common stock, valued at $20,000, as compensation for his role of chief technology officer of the Company.

                                          F-17

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

- The Company issued 17,560,000 shares of common stock to associates of Serge Monros that were involved in the initial development of the patents that he owns, or are now assisting the Company. These issuances were considered compensation and a cost of the transaction and valued at $3,160,800.

- The Company subsequently issued 5,100,000 shares of common stock, 5,000,000 shares of Series A preferred stock and 125,000,000 three-year stock options to acquire shares of the Company's common stock at $0.00025 per share to Mario Procopio, the Company's Chief Executive Officer, for compensation and for his efforts in arranging the acquisition of the rights to the patents owned by Serge Monros. The stock issuances to Mario Procopio were valued at $101,020,000.

- The Company issued 252,000 shares of common stock to its former legal counsel for approximately $50,000 of services provided.

- The Company issued 2,000,000 shares of common stock to Kathleen Procopio for services she provided as chief financial officer of the Company. These services were valued at $460,000, based on the quoted market price of the common stock. Kathleen Procopio is the spouse of the Company's chief executive officer, Mario Procopio.

- The Company issued 7,166,240 shares of common stock as compensation to various individuals that provided services to the Company. These shares were valued at $1,572,215.

- The company sold 39,600,000 shares of common stock to qualified investors and received cash proceeds of $442,725

Following is a description of transactions affecting common stock in 2003:

- Effective March 3, 2003 the Company adopted a 3 to 1 forward stock split. This stock split has been reflected in the accompanying financial statements on a retroactive basis and all references to shares outstanding, weighted average shares and earnings per share have been restated to reflect the split as if it had occurred at inception.

- In June 2003, the Company negotiated an extension to its DreamCity acquisition agreement in exchange for 110 shares of restricted common stock. This acquisition was completed in October 2003, under terms described in Note 4, upon issuance of an additional 8,000 shares.

- In September 2003 the Company issued 2,280 shares of common stock to New Creation Outreach, Inc., as a donation to support its ministries. New Creation Outreach is a related party because certain members of Company management and the board of directors are also officers in New Creation Outreach, Inc.

- At various dates in 2003, the Company sold 4,180 shares of its common stock at prices ranging from $25.00 to $50.00 per share and received total proceeds of $155,000. These shares were sold under private placements exempt from registration.

                                          F-18

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

Stock Options

Gene-Cell, Inc., the public shell Company, used in the recapitalization (See
Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 200 shares with exercise prices that are so high that the exercise of the options will never be practical.

Stock Warrants

Gene-Cell also issued stock warrants to investors prior to the recapitalization, which remain outstanding at December 31, 2003. Reverse stock splits by the Company resulted in the reduction of outstanding warrants to less than 100 shares with exercise prices that are so high that the exercise of the warrants will never be practical.

Series A Preferred Stock

During 2004, the Company's board of directors approved the issuance of 10,000,000 shares of Series A Convertible Preferred Stock and all 10,000,000 shares were issued to Mario Procopio and Serge Monros. The Series A Preferred Stock is convertible to common stock and includes voting privileges of 100 to 1 of those attributable to common stock.

11.  Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2004 and 2003. Those transactions are described in Note 9.

The 5,000,000 shares of common stock issued to Mario Procopio and 5,000,000 shares issued to Serge Monros in the agreement for acquisition of patents described in Note 3, were actually issued to New Creation Outreach, Inc. and His Devine Vehicle, Inc. These are companies for which Mario Procopio previously acted as a director. At December 31, 2004, Mario Procopio no longer serves as a director of either of those organizations; however, his spouse, Kathleen Procopio continues to serve on the board of New Creation Outreach, Inc.

12. Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2004 and 2003, the Company engaged in various non-cash investing and financing activities as follows:

- Issued 4000 shares of common stock in payment of the acquisition price of 20% of SaVi Group (See Note 3). The Company subsequently issued 5,000,000 shares of common stock, 5,000,000 shares of Series A preferred stock and 125,000,000 three-year stock options to acquire shares of the Company's common stock at $0.00025 per share to complete the acquisition of the rights to the patents.

- On June 17, 2004 the Company issued 2000 shares of common stock to satisfy debt to a stockholder of $49,672. (See Note 9)
                                          F-19


SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO FINANCIAL STATMENTS

---------------------------------------------------------------------------

- On October 27, 2003, the Company acquired DreamCity Entertainment for $541,101. The purchase price was paid by issuing a total of 20,275,000 shares of the Company's common stock valued at $364,400 and the issuance of $176,701 of long-term debt. (See Note 4)

     During the years ended December 31, 2004 and 2003, the Company made cash interest payments of $5,119 and $2,820, respectively.