Form 10QSB
period 2005-03-31
SaVi Media Group, Inc.
filed 2005-05-23
CIK 1096637

Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
    March 31, 2005                                             0-27727


                           SAVI MEDIA GROUP, INC.
           (Exact name of registrant as specified in its charter)

                                   NEVADA
       (State or other jurisdiction of incorporation or organization)

9852 West Katella Ave., #363                                     91-1766174
Anaheim, California 92804
(Address of principal                                      (I.R.S. Employer
 executive offices)                                     Identification No.)


                               (714) 740-0601
            (Registrant's telephone number, including area code)


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

As of March 31, 2005, the Company had 98,044,726 shares of its $.001 par value, Common Stock outstanding.



PART I.  FINANCIAL INFORMATION


Item 1.   Unaudited Consolidated Condensed Financial Statements



SAVI MEDIA GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2004

                                                                    Page(s)


Unaudited Consolidated Condensed Financial Statements:

Consolidated Condensed Balance Sheets as of March 31, 2005
(Unaudited) and December 31, 2004. . . . . . . . . . . . . . . . . . . . 3

Unaudited Consolidated Condensed Statements of Income for the
three months ended March 31, 2005 and 2004, and for the period from inception, August 13, 2002, to March 31, 2005 . . . . . . . . . . . 4

Unaudited Consolidated Condensed Statement of Changes in
Stockholders' Equity for the three months ended March 31, 2005 . . . . . 5

Unaudited Consolidated Condensed Statement of Cash Flows for the
three months ended March 31, 2005 and 2004, and for the period from inception, August 13, 2002, to March 31, 2005. . . . . . . . . . . . . . 6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . 7

SAVI MEDIA GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
March 31, 2005 and December 31, 2004

                                                      March 31,         December 31,
                                                         2005              2004
                                                   ----------------  ----------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                        $        65,507   $         3,835
                                                   ----------------  ----------------
     Total current assets                                   65,507             3,835

Intangible assets - patents                                 38,500            38,500
                                                   ----------------  ----------------
     Total assets                                  $       104,007   $        42,335
                                                   ================  ================


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable                                     $         2,000   $             -
  Accounts payable and accrued liabilities                  10,095            10,000
  Accounts payable assumed in recapitalization             159,295           159,295
                                                   ----------------  ----------------
     Total current liabilities                             171,390           169,295

Commitments and contingencies
  Stockholders' deficit
  Series A convertible preferred stock; $0.001
   par value, 10,000,000 shares authorized,
   issued and outstanding                                   10,000            10,000
  Common stock: $0.001 par value, 990,000,000
   shares authorized, 86,947,767 shares issued
   and outstanding                                          98,045            86,947
  Additional paid-in capital                           112,020,671       108,799,828
  Unissued common stock                                     24,530                 -
  Losses accumulated during the development stage     (112,220,629)     (109,023,735)
                                                   ----------------  ----------------
     Total stockholders' deficit                           (67,383)         (126,960)
                                                   ----------------  ----------------
     Total liabilities and stockholders' deficit   $       104,007   $        42,335
                                                   ================  ================




  The accompanying notes are an integral part of the financial statements
                                     3

SAVI MEDIA GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004 and for the Period From Inception, August 13, 2002, to March 31, 2005

                                                                         Inception to
                                            March 31,      March 31,      March 31,
                                               2005           2004           2005
                                         -------------- -------------- --------------
Operating costs and expenses:
  General and administrative expenses,
   except stock based compensation              91,954          7,734        725,491
  Stock-based compensation                   2,154,941              -    110,791,162
  Losses from operations                    (2,246,895)        (7,734)  (111,516,653)
  Other income and (expenses)
   Interest Income                                   1              -             18
   Gain on settlement                                -              -        197,033
   Cost of recission                                 -              -        (43,074)
   Cost of recapitalization                          -              -       (273,987)
   Goodwill impairment                               -              -       (541,101)
   Interest expense                                  -         (6,669)       (42,855)
                                         -------------- -------------- --------------
     Total other income and expenses, net            1         (6,669)      (703,966)

     Net loss                            $  (2,246,894) $     (14,403) $(112,220,619)
                                         ============== ============== ==============
Weighted average shares outstanding         83,852,510        228,985
                                         ============== ==============
Net loss per common share - basic and
  dilutive                               $       (0.03) $       (0.06)
                                         ============== ==============








  The accompanying notes are an integral part of the financial statements
                                     4

SAVI MEDIA GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT For the Three Months Ended March 31, 2005

                                                                                       Losses
                                                                                  Accumulated
                                                      Additional                   During the
                Preferred Stock         Common Stock     Paid-In      Unissued    Development
                Shares  Amount       Shares   Amount     Capital  Common Stock          Stage      Total
           ----------- -------- ----------- -------- ------------ ------------ -------------- ----------
Balance
 at
 inception,
 December
 31, 2004
           10,000,000  $10,000   86,947,767 $86,947  $109,749,828 $         -  $(109,973,735) $(126,960)
           ----------- -------- ----------- -------- ------------ ------------ -------------- ----------
Common
 stock
 issued,
 or to be
 issued
 for cash           -        -   1,620,020    1,621      123,379       24,530              -    149,530

Common
 stock
 issued
 in
 exchange
 for
 consulting
 services           -        -  10,921,939   10,922    2,146,019            -              -  2,156,941

Cancellation
 of shares
 originally
 issued
 for
 services\
                    -        -  (1,445,000)  (1,445)       1,445            -              -          -
Net Loss            -        -           -        -            -            -     (2,246,894) (2,246,894)
           ----------- -------- ----------- -------- ------------ ------------ -------------- ----------
Balance
 at March
 31, 2005  10,000,000  $10,000  98,044,726  $98,045  $112,020,671 $    24,530  $(112,220,629) $ (67,383)
           =========== ======== =========== ======== ============ ============ ============== ==========




  The accompanying notes are an integral part of the financial statements
                                     5


SAVI MEDIA GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004 and for the Period


                                                                         Inception to
                                            March 31,      March 31,      March 31,
                                               2005           2004           2005
                                         -------------- -------------- --------------

Cash flows from operating activities:
  Net loss                               $  (2,246,894) $     (14,403) $(109,023,725)
  Adjustments to reconcile net income
   to net cash used by operating
   activities:                               2,157,036          6,144    108,542,315
                                         -------------- -------------- --------------
Net cash used by operating activities          (89,858)        (8,259)      (481,410)


Cash flows from investing activities:
  Acquisition of patents                             -              -        (38,500)
                                         -------------- -------------- --------------
Net cash used in investing activities                -              -        (38,500)

Cash flows from financing activities:
  Proceeds from stockholder advances             2,000              -         49,672
  Payments on notes payable                          -              -        (63,000)
  Proceeds from sale of common stock           149,530         12,725        598,745
                                         -------------- -------------- --------------
Net cash provided by financing activities      151,530         12,725        585,417

Net increase in cash and cash equivalents       61,672          4,466         65,507
                                         -------------- -------------- --------------
Cash and cash equivalents at beginning
of year                                          3,835             35              -
                                         -------------- -------------- --------------
Cash and cash equivalents at end of year $      65,507  $       4,501  $      65,507
                                         ============== ============== ==============



  The accompanying notes are an integral part of the financial statements
                                     6


Notes to Financial Statements


Organization and Significant Accounting Policies

SaVi Media Group, Inc.(the "Company") is a Nevada Corporation that has acquired rights to "blow-by gas and crankcase engine emission reduction technology" which it intends to develop and market on a commercial basis. The technology is a relatively simple gasoline and diesel engine emission reduction device that SAVI intends to sell to its customers for effective and efficient emission reduction and engine efficiency for implementation in both new and presently operating automobiles. The goal of the technology is to sell a commercially viable product that delivers superior emission reduction technology and operating performance. The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.
The Company was originally incorporated as Energy Resource Management, Inc. on August 13, 2002 and subsequently adopted name changes to Redwood Energy Group, Inc. and SaVi Media Group, Inc., upon completion of a recapitalization on August 26, 2002. The re-capitalization occurred when the Company acquired the non-operating public shell of Gene-Cell, Inc. Gene-Cell had no significant assets or operations at the date of acquisition and the Company assumed all liabilities that remained from its prior discontinued operation as a biopharmaceutical research company. The historical financial statements presented herein are those of SaVi Media Group, Inc. and its predecessors, Redwood Energy Group, Inc. and Energy Resource Management, Inc.

The non-operating public shell used to recapitalize the Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood Entertainment Group, Inc. and finally its current name, SaVi Media Group, Inc.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the respective full years.

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

Stock-Based Compensation

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No.
25. In the second quarter of 2005 the Company will begin to recognize in its statement of operations the grant-date fair value of stock options and other equity-based compensation in accordance with SFAS 123R.

New Accounting Pronouncements

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

2. Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company presently has limited operations and resources. The Company has accumulated net losses in the development stage of $112,220,629 for the period from inception, August 13, 2002, to March 31, 2005. Additionally, at March 31, 2005, the Company is in a negative working capital position of $105,883 and a stockholders' deficit position $67,383. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

3. Agreement for Acquisition of Patent Rights

On March 31, 2004, the Company entered into a letter of intent to acquire 20% of SaVi Group, the name under which Serge Monros was conducting business in the ownership of numerous patents he had developed. The acquisition of 20% of SaVi Group was completed in the second quarter of 2004 upon the Company's payment of 38,500 in cash and the issuance of 4,000 shares of the Company's common stock to Serge Monros.

Subsequent to the acquisition, the Company changed its name from Redwood Entertainment Group, Inc. to SaVi Media Group, Inc. and Serge Monros began operating as His Devine Vehicle, Inc. The Company. Further discussions between the Company and Serge Monros led to a September 1, 2004 agreement (the "Agreement") under which the Company acquire 100% of the rights to numerous patents (the "Patents") owned by Serge Monros and the name under which he now operated in holding those patents, His Devine Vehicle, Inc. The Agreement was amended and modified on December 30, 2004 and again on April 6, 2005. The most important patented technology, for which the Company acquired rights, was technology to produce a relatively simple gasoline and diesel engine emission reduction device that the Company intends to sell to manufacturers of new vehicles and owners of presently operating automobiles.

Under the terms of the Agreement as amended, the Company acquired the Patents rights for the following consideration:

     - 5,000,000 shares of Series A preferred stock to both Serge Monros, who owned the patents, and Mario Procopio, the Company's founder and Chief Executive Officer. The Series A preferred stock is convertible to and hold voting rights of 100 to 1 of those attributable to common stock. These shares are to remain in escrow for three years, and, accordingly, they will not be converted prior to the common stock during that period.

     -    5,000,000 shares of common stock to both Serge Monros and Mario
          Procopio.

     - 125,000,000 three-year stock options to acquire shares of the Company's common stock at $0.00025 per share to both Serge Monros and Mario Procopio. This provision of the agreement was reached in April 2005. The options to Serge Monros will be considered as part of the cost of the patent rights under the Agreement. The Options to Mario Procopio will be recognized as compensation expense of $31,250,000 in the second quarter of 2005.

The Agreement represents a three year relationship that may be renegotiated or rescinded at the end of that term if the use of the Patents does not produce revenue equal to costs associated with the Agreement or modified annual cost, whichever is less. The Agreement does not define the terms "Costs associated with the Agreement" or "Modified Annual Costs".

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

          A commitment to provide contingent consideration to Serge Monros of $75,000,000 in cash or in the form of stock options the exercise of which will provide net proceeds to Serge Monros of $75,000,000 over the next ten years. If options are issued, they will bear an exercise price of $0.00025 per share. This provision of the agreement is specifically tied to the performance of the Company and its ability to pay either in cash or stock options.

The Company recorded Patents at cost to Serge Monros because the Agreement resulted in the control of the Company by Serge Monros and Mario Procopio. Further, due to the fact that most costs incurred by Serge Monros in developing with the patents represented research and development costs that were immediately expensed, the basis of the Patents has been limited to $38,500, the actual cash paid to Serge Monros under the initial agreement to acquire 20% of SaVi Group.

The Series A convertible preferred stock and the stock options issued under the agreement could have a very significant future dilutive effect on stockholders.

9.   Stockholders' Equity

     Following is a description of transactions affecting stockholders equity in the quarter ended March 31, 2005:

     - The Company issued 10,921,939 shares of common stock to its various individual that provided consulting and other services to the Company and recognized compensation expense of $2,156,941 related to those issuances.
     - The Company issued 1,620,020 shares of common stock to under private placements of its common stock and received cash proceeds of $125,000. An additional $24,530 was received for shares not yet issued.
     - The Company cancelled 1,445,000 shares previously issued to consultants

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report. We have reclassified certain prior year amounts to conform to the current year presentation with no effect on previously reported net income (loss) or shareholders' equity.

 The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute "forward-looking statements" within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts.


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

Business Summary

SaVi Media Group, Inc. has acquired all rights to "blow-by gas and crankcase engine emission reduction technology" which it intends to develop and market on a commercial basis. The technology is a relatively simple gasoline and diesel engine emission reduction device which will allow SAVI to sell to its customers a low-cost and relatively more effective and efficient emission reduction and engine efficiency for implementation in both new and presently operating automobiles. The technology is designed and the Company believes that it will offer better mileage and longer engine lifespan. The technology is also believed to provide for dramatic reductions in harmful emissions in engines and vehicles, a significant reduction in costs to do so as well as reducing all related emission costs. The goal of the technology is to sell a commercially-viable product which delivers superior emission reduction technology and operating performance. The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.
                                     12

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

Summary of Operating Results

We have a limited record of revenue-producing operations under our current plan of business. The Company is considered to be in the development stage. As a development stage company, SaVi has not generated revenue since its inception through the fourth quarter 2003. As of December 31, 2004, the Company had losses accumulated from all of its previous configurations all of which were in the in the development stage but were under different management teams funded by paid-in capital. As of December 31, 2004, the Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. There can be no assurance that the Company will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate any revenues. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand our customer base. Accordingly, we intend to invest heavily in marketing, strategic relationships, development of our customer base and development of our marketing technology. If we are not successful in promoting our brand name and expanding our customer base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

We intend to conduct business primarily in the technology sector. We have discontinued our biotechnology and energy sector activities.

Results Of Operations

During the period from inception, August 13, 2002, to March 31, 2005, we have not generated any revenue from operations. As of March 31, 2005, the Company has accumulated net losses in the development stage of $112,220,629 for the period from inception, August 13, 2002, to March 31, 2005. Additionally, at March 31, 2005, the Company is in a negative working capital position of $105,883 and a stockholders' deficit position $67,383. Our auditors have opined that such matters raise substantial doubt about
the Company's ability to continue as a going concern.   We financed our
operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2005, we will continue to pursue funding for our business. As stated previously, there is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the quarter ended March 31, 2005, we had limited operations expect to require cash of approximately $5,000,000 over the next twelve months. Those funds will be used continued operation in the development stage.

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

We believe that our existing cash reserves and cash flows from operations will not be sufficient to cover the Company's cash requirements for 2005. We will need to successfully raise funds through an equity infusion or the issuance of debt securities.

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

ITEM 3.   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 1, 2005, being a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended March 31, 2005:

During the quarter, the Company sold an aggregate of 1,620,020 shares of restricted common stock to under private placements of its common stock and received cash proceeds of $125,000. An additional $24,530 was received for shares not yet issued. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders for a vote during the quarter ended March 31, 2005

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2005.

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

                        SaVi Media Group, Inc.


May 19, 2005             /S/ Mario Procopio
                              ----------------------------------------
                              Mario Procopio, Chief Executive Officer


May 19, 2005             /S/ George Hukriede
                              ---------------------------------------
                              George Hukriede, Chief Financial Officer