Form 10QSB
period 2005-06-30
SaVi Media Group, Inc.
filed 2005-08-22
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10QSB
                                 (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ____________ to ______________

                    For the Period Ended  June 30, 2005

                      Commission file number 000-27727

                           SAVI MEDIA GROUP, INC.
                --------------------------------------------
               (Name of Small Business Issuer in Its Charter)

     Nevada                                                 91-1766174
(State of Incorporation)                  (IRS Employer Identification No.)

                        9852 West Katella Ave., #363
                             Anaheim, CA 92804
                       ------------------------------
                  (Address of Principal Executive Offices)

                               (714) 740-0601
                        ---------------------------
                         Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [x]   No [ ]

As of August 16, 2005, the Company had 113,093,906 shares of its par value $0.01 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [  ]       No [X]


                           SAVI MEDIA GROUP, INC.
                       (A Development Stage Company)

                  Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending June 30, 2005


Table of Contents


PART I.  FINANCIAL INFORMATION

     Item 1.  Unaudited Condensed Financial Statements

     Consolidated Balance Sheets:
      June 30, 2005 and December 31, 2004                                 3

     Consolidated Statements of Operations:
      For the three and six months ended June 30, 2005 and 2004 and
      for the period from inception, August 13, 2002, to June 30, 2005    5

     Consolidated Statement of Stockholders' Deficit
      For the six months ended June 30, 2005                              7

     Consolidated Statements of Cash Flows:
      For the six months ended June 30, 2005 and 2004 and
      for the period from inception, August 13, 2002  to June 30, 2005    9

     Notes to Unaudited Consolidated Financial Statements                10

Item 2.  Plan of Operation                                               19

Item 3. Controls and Procedures                                          23

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          24

     Item 2.  Changes in Securities                                      24

     Item 3.  Defaults Upon Senior Securities                            25

     Item 4.  Submission of Matters to a Vote of Security Holders        25

     Item 5.  Other Information                                          25

     Item 6.  Exhibits                                                   25

SIGNATURES                                                               26



PART I.  FINANCIAL INFORMATION

                           SAVI MEDIA GROUP, INC.
                   A Corporation in the Development Stage
                     CONSOLIDATED FINANCIAL STATEMENTS
  For the Three Months and Six Months Ended June 30, 2005 and 2004 and for the Period from inception, August 13, 2004, to June 30, 2005



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED BALANCE SHEET
June 30, 2005  (Unaudited) and December 31, 2004
---------------------------------------------------------------------------

                                                 June 30,      December 31,
                                                   2005           2004
                                               -------------  -------------
                                                (Unaudited)
                                   ASSETS
Current assets:
 Cash and cash equivalents                     $     51,392   $      3,835
                                               -------------  -------------
Total current assets                                 51,392          3,835
                                               =============  =============

Property and equipment, net                           6,250              -

Intangible asssets - patents                         38,500         38,500
                                               -------------  -------------
Total assets                                   $     96,142   $     42,335
                                               =============  =============





            The accompanying notes are an integral part of the
                unaudited consolidated financial statements



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED BALANCE SHEET
June 30, 2005  (Unaudited) and December 31, 2004
---------------------------------------------------------------------------

                                                  June 30,     December 31,
                                                    2005          2004
                                                ------------- -------------
                                                 (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Short term advance                               $   50,000   $         -
 Accounts payable and accrued liabilities             27,830        10,000
 Accounts payable assumed in recapitalization        159,295       159,295
                                                ------------- -------------
Total current liabilities                            237,125       169,295

Convertible debenture                                 38,465             -

Long-term debt                                       143,231             -
                                                ------------- -------------
Total liabilities                                    418,821       169,295
                                                ------------- -------------

Commitments and contingencies

Stockholders' deficit:
 Series A convertible preferred stock;
  $0.001 par value, 10,000,000 shares
  authorized, issued and outstanding                  10,000        10,000
 Series B convertible preferred stock;
  $0.001 par value, 10,000,000 shares
  authorized, none issued and outstanding                  -             -
 Series C convertible preferred stock;
  $0.001 par value, 10,000,000 shares
  authorized, 5,040,000 shares issued and
  outstanding at June 30, 2005                         5,040             -
 Common stock: $0.001 par value,
  990,000,000 shares authorized,
  112,066,952 and 86,947,767
  shares issued and outstanding at
  June 30, 2005 and December 31, 2004,
  respectively                                       112,067        86,947
 Additional paid-in capital                      243,879,873   109,749,828
 Losses accumulated during the
  development stage                             (244,329,659) (109,973,735)
                                                ------------- -------------
Total stockholders' deficit                         (322,679)     (126,960)
                                                ------------- -------------
Total liabilities and stockholders' deficit     $     96,142  $     42,335
                                                ============= =============


            The accompanying notes are an integral part of the
                unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 and 2004
and for the Period From Inception, August 13, 2002, to June 30, 2005
---------------------------------------------------------------------------

                                                                          Inception
                        Three Months Ended          Six Months Ended         to
                        June 30,   June 30,       June 30,    June 30,     June 30,
                          2005       2004           2005        2004         2005
                  -------------- ---------- --------------  ---------- --------------
Operating costs
and expenses:
 General and
  administrative
  expenses,
  except
  stock based
  compensation       $  331,360 $  150,440     $  423,314  $  158,174     $1,056,851
 Stock-based
  compensation      131,774,534          -    133,929,475           -    242,565,707
                  -------------- ---------- --------------  ---------- --------------
Losss from
operations         (132,105,894)  (150,440)  (134,352,789)   (158,174)  (243,622,558)

Other income and
(expenses)
 Interest Income              1        285              1         285             19
 Gain on
  settlement                  -          -              -           -        197,033
 Cost of
  recission                   -    (43,074)             -     (43,074)       (43,074)
 Cost of
  recapital-
  ization                     -          -              -           -       (273,987)
 Goodwill
  impairment                  -          -              -           -       (541,101)
 Interest
  expense                (3,136)   (15,099)        (3,136)    (21,768)       (45,991)
                  -------------- ---------- --------------  ---------- --------------
Total other
income and
expenses, net            (3,135)   (57,888)        (3,135)    (64,557)      (707,101)
                  -------------- ---------- --------------  ---------- --------------
Net loss          $(132,109,029) $(208,328) $(134,355,924)  $(222,731) $(244,329,659)
                  ============== ========== ==============  ========== ==============
Weighted
average shares
outstanding         108,993,913    254,875     98,644,556     241,722
                  ============== ========== ==============  ==========
Net loss per
common share -
basic and
dilutive          $       (1.21) $   (0.82) $       (1.36)  $   (0.92)
                  ============== ========== ==============  ==========


                 The accompanying notes are an integral part of the
                     unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Six Months Ended June 30, 2005
---------------------------------------------------------------------------

                                    Series A Preferred Stock Series B Preferred Stock
                                    ------------------------ ------------------------
                                       Shares       Amount      Shares       Amount
                                    -----------  ----------- -----------  -----------
Balance at December 31, 2004        10,000,000   $   10,000           -   $        -

Common stock issued for cash                 -            -           -            -

Common and Preferred stock issued
in exchange for consulting services          -            -           -            -

Options issued to an officer                 -            -           -            -

Value of beneficial conversion
feature                                      -            -           -            -

Cancellation of shares                       -            -           -            -

Net Loss                                     -            -           -            -
                                    -----------  ----------- -----------  -----------
Balance at June 30, 2005            10,000,000   $   10,000           -   $        -
                                    ===========  =========== ===========  ===========


               he accompanying notes are an integral part of
              the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Six Months Ended June 30, 2005
---------------------------------------------------------------------------

                                Series C Preferred Stock           Common Stock
                                ------------------------  ---------------------------
                                  Shares       Amount         Shares       Amount
                                -----------  -----------  --------------  -----------
Balance at December 31, 2004             -   $        -      86,947,767   $   86,947

Common stock issued for cash             -            -       3,148,946        3,149

Common and Preferred stock
issued in exchange for
consulting services              5,040,000        5,040      24,610,839       24,611

Options issued to an officer             -            -               -            -

Value of beneficial conversion
feature                                  -            -               -            -

Cancellation of shares                   -            -      (2,640,600)      (2,640)

Net Loss                                 -            -               -            -
                                -----------  -----------  --------------  -----------
Balance at June 30, 2005         5,040,000   $    5,040     112,066,952   $  112,067
                                ===========  ===========  ==============  ===========





                 The accompanying notes are an integral part of the
                     unaudited consolidated financial statements


SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Six Months Ended June 30, 2005
---------------------------------------------------------------------------

                                                              Losses
                                                           Accumulated
                               Additional                   During the
                                Paid-In       Unissued     Development
                                Capital     Common Stock      Stage          Total
                           -------------- -------------- -------------- -------------
Balance at
December 31, 2004           $109,749,828   $          -  $(109,973,735) $   (126,960)

Common stock issued for
cash                             215,081              -              -       218,230

Common stock issued in
exchange for consulting
services                     102,649,824              -              -   102,679,475

Options issued to an
officer                       31,250,000              -              -    31,250,000

Value of beneficial
conversion feature                12,500              -              -        12,500

Cancellation of shares             2,640              -              -             -

Net Loss                               -              -   (134,355,924) (134,355,924)
                           -------------- -------------- -------------- -------------
Balance at June 30, 2005   $ 243,879,873  $           -  $(244,329,659) $   (322,679)
                           ============== ============== ============== =============




            The accompanying notes are an integral part of the
                unaudited consolidated financial statements



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to March 31, 2005
---------------------------------------------------------------------------

                                          June 30,        June 30,      Inception to
                                            2005           2004         June 30, 2005
                                     --------------- ---------------  ---------------
Cash flows from operating activities:
 Net loss                             $(134,355,924) $     (222,731)   $(244,329,659)
 Adjustments to reconcile net income
  to net cash used by operating
  activities:
   Gain on settlement                             -               -         (197,033)
   Impairment of goodwill                         -               -          541,101
   Cost of recapitalization                       -               -          273,987
   Compensatory common and preferred
    stock issuances                     133,929,475               -      242,565,707
   Interest imputed on non-interest
    note from a stockholder                       -               -            7,254
   Interest expense recognized through
    accretion of discount on long-term
    debt                                      1,696          10,938           22,028
   Common stock issued for recession
    agreement                                     -               -           43,074
   Common stock issued to pay accounts
    payable and accrued liabilities               -               -           50,000
   Changes in accounts payable and
    accrued liabilities                      17,830          22,235           73,536
                                     --------------- ---------------  ---------------
Net cash used by operating activities      (406,923)       (189,558)        (950,005)
                                     --------------- ---------------  ---------------
Cash flows from investing activities:
 Purchase of equipment                       (6,250)              -           (6,250)
 Acquisition of patent rights                     -         (38,500)         (38,500)
                                     --------------- ---------------  ---------------
Net cash used in investing activities        (6,250)        (38,500)         (44,750)
                                     --------------- ---------------  ---------------
Cash flows from financing activities:
 Proceeds from stockholder advances           5,000               -           54,672
 Repayment of stockholder advances           (5,000)              -           (5,000)
 Proceeds from convertible debentures        50,000               -           50,000
 Proceeds from short term advance            50,000               -           50,000
 Proceeds from note payable                 142,500               -          142,500
 Payments on notes payable                        -         (25,000)         (63,000)
 Proceeds from sale of common stock         218,230         270,000          816,975
                                     --------------- ---------------  ---------------
Net cash provided by financing
activities                                  460,730         245,000        1,046,147
                                     --------------- ---------------  ---------------
Net increase in cash and cash
equivalents                                  47,557          16,942           51,392

Cash and cash equivalents at
beginning of year                             3,835           6,973                -
                                     --------------- ---------------  ---------------
Cash and cash equivalents at end of
year                                 $       51,392  $       23,915   $       51,392
                                     =============== ===============  ===============


            The accompanying notes are an integral part of the
                unaudited consolidated financial statements



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies
     ------------------------------------------------

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

     Significant Estimates
     ---------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

     Principles of Consolidation
     ---------------------------

     The unaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.




SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies, continued
     -----------------------------------------------------------

     Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the respective full years.

     Stock-Based Compensation
     ------------------------

     The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), subsequently amended by SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure" to account for stock options issued to its employees and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award's grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option-pricing model. During the three months ended June 30, 2005, the Company issued 125,000,000 stock options to its Chief Executive officer (See Note 3) and the compensation expense associated with those options was essentially the same under APB No. 25 and SFAS 123 due to the extremely low exercise price associated with the options. Accordingly, no pro forma information is presented.


SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

2.   Going Concern Considerations
     ----------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $244,329,659 for the period from inception, August 13, 2002, to June 30, 2005. Additionally, at June 30, 2005, the Company is in a negative working capital position of $185,733 and has a stockholders' deficit of $322,629. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

     - In order to address its ability to continue as a going concern, implement its business plan and fulfill commitments made in connection with its agreement for acquisition of patent rights (See Note 3), the Company intends to raise additional capital from sale of its common stock. Sources of funding may not be available on terms that are acceptable to the Company and its stockholders, or may include terms that will result in substantial dilution to existing stockholders.

3.   Agreement for Acquisition of Patent Rights
     ------------------------------------------

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


SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

3.   Agreement for Acquisition of Patent Rights, continued
     -----------------------------------------------------

     Subsequent to the acquisition, the Company changed its name from Redwood Entertainment Group, Inc. to SaVi Media Group, Inc. Serge Monros changed the name of the entity in which he holds the patents to His Devine Vehicle, Inc. Further discussions between the Company and Serge Monros led to a September 1, 2004 agreement (the "Agreement") under which the Company would acquire 100% of the rights to various patents (the "Patents") owned by Serge Monros. The Agreement was amended and modified on December 30, 2004 and again on April 6, 2005.

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

     Under the terms of the Agreement as amended, the Company acquired the Patents rights for the following consideration:

     - 5,000,000 shares of Series A preferred stock to both Serge Monros, who owned the patents, and Mario Procopio, the Company's founder and Chief Executive Officer. The Series A preferred stock is convertible to and holds voting rights of 100 to 1 of those attributable to common stock. These shares are to remain in escrow for three years, and, accordingly, they will not be converted to common stock prior to the end of the escrow period.

     -    5,000,000 shares of common stock to both Serge Monros and Mario
          Procopio.

     - Three-year stock options to acquire 125,000,000 shares of the Company's common stock at $0.00025 per share to both Serge Monros and Mario Procopio. This provision of the agreement was reached in April 2005. The options to Serge Monros are considered part of the cost of the patent rights under the Agreement. The Options to Mario Procopio have been recognized as compensation expense of $31,250,000 in the quarter ended June 30, 2005.



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

3.   Agreement for Acquisition of Patent Rights, continued
     -----------------------------------------------------

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

     - The Company recorded Patents at cost to Serge Monros because the Agreement resulted in the control of the Company by Serge Monros and Mario Procopio. Further, due to the fact that most costs incurred by Serge Monros in developing the patents represented research and development costs that were immediately expensed, the basis of the Patents has been limited to $38,500, the actual cash paid to Serge Monros under the initial agreement to acquire 20% of SaVi Group.

     - The Series A convertible preferred stock and the stock options issued under the Agreement could have a very significant future dilutive effect on stockholders.




SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

4.   Convertible Debt and Short-Term Advances
     ----------------------------------------

     To obtain funding for its ongoing operations, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") on May 5, 2005, for the sale of (i) $50,000 of convertible debentures and (ii) warrants to buy 5,000,000 shares of its common stock at $1.09 per share. The Investor is obligated to provide the Company with an aggregate of at least $200,000 as follows:

     On May 5, 2005, the Company received $50,000 from the investor for purchases of the convertible debentures and warrants.

     On June 27, 2005, the Investor advanced the Company $50,000 for services provided to the Company by various professionals in connection with the agreement. The Company disbursed these funds on the effective date of the registration statement required under the Agreement.

     Subsequent to June 30, 2005, the Investor advanced the Company $50,000 in connection with the Investors' commitment to advance the funds within five business days after the Company responds to its first round of SEC comments on its registration statement.The Investor advanced the Company an additional $50,000 upon effectiveness of the registration statement.

     The advances made to the Company, other than the $50,000 initially received for purchase of the convertible debentures and warrants, will be applied to the exercise price of warrants at the future discretion of the Investor. At June 30, 2005, the first $50,000 advance is presented as short-term advance in the consolidated balance sheet.

     The convertible debentures bear interest at 5 1/4%, mature two years
     from the date of issuance, and are   convertible   into shares of the
     Company's common stock, at the Investor's option. The convertible debentures are convertible into shares of the Company's based on the following formula: The Company will issue the number of shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture; and the product thereof shall be divided by the conversion price. The conversion price for the convertible debentures is the lesser of (i) $0.75; (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the of the volume weighted average on the trading day prior to conversion. If the volume weighted average price is below $0.20 on a conversion date, the Company has the right to pre-pay the amount of the debenture the Investor elects to convert, plus accrued and unpaid interest, at 150% of such amount; however, if the Company elects to pre-pay in this situation, the Investor holder has the right to withdraw the notice of conversion. Also, if the volume weighted average price is below $0.20 at any point during a month, the Investor is not obligated to convert any portion of the debenture during that month.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

4.   Convertible Debt and Short-Term Advances, continued
     ---------------------------------------------------

     Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 5,000,000 shares of common stock at an exercise price of $1.09 per share.

     The conversion provisions of the convertible debentures and the exercise provisions of the warrant are correlated so that the convertible debentures will be converted and the warrant exercised in like proportions. The result is that in any month in which the Investor converts the 5% minimum it will also exercise the 5% minimum under the warrant, which will result in it purchasing common stock for $275,000 ($272,500 paid in cash and $2,500 of the convertible debentures principal converted). In total, the conversion of the convertible debentures and exercise of the warrant could result in the Investor purchasing up to $5,500,000 of the Company's common stock ($5,450,000 paid in cash and $50,000 of the convertible debentures principal converted) under the Agreement.

     It is currently unlikely that the $5,500,000 available under the Agreement will ever be received because the Company's stock price has fallen substantially below $0.20 and the Agreement contains a provision that if at the time of a conversion/exercise, the conversion price would be less than $.20, then the Investor is not obligated to convert any portion of the convertible debenture or exercise any portion of the warrant for that month or the Company may opt to redeem the amount of principal that the Investor presents for conversion at 150% of face value. These provisions will, in all likelihood, reduce the aggregate purchases under the convertible debentures and warrants.

     The conversion terms of the convertible debentures represent a beneficial conversion feature. The value of the beneficial conversion features associated with convertible debt was estimated to be $12,500 and that value has been treated as a loan cost and is being amortized to interest expense over the term of the debt using the effective yield method.

     Following is an analysis of convertible debentures at June 30, 2005:

     Contractual balance                                         $  50,000

     Less un-amortized portion of beneficial conversion feature    (11,535)
                                                                 ----------

       Convertible debt                                          $  38,465
                                                                 ==========


SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

---------------------------------------------------------------------------


5.   Long-Term Debt
     --------------

     On April 15, 2005, the Company entered into a $150,000 long-term debt agreement, bearing interest at 4% per year and due in April 2007. A total of 4,000,000 shares of the Company's common stock collateralized this long-term debt and the Company can fully discharge its obligation under the agreement by issuing the shares. The Company paid origination fees of $7,500 in connection with the long-term debt and those fees are being amortized to interest expense over the term of the debt using the effective yield method.

     Following is an analysis of long-term debt at June 30, 2005:

     Contractual balance                                        $  150,000

     Less un-amortized portion of beneficial conversion feature     (6,769)
                                                                -----------
          Long-term debt                                        $  143,231
                                                                ===========

6.   Stockholders' Equity
     --------------------

     Preferred Stock
     ---------------

     During the three months ended June 30, 2005, the Company set preferences for its Series A, B And C preferred stock. The Company is authorized to issue 30,000,000 shares of preferred stock, $0.01 par value per share. At June 30, 2005, the Company had 10,000,000 shares of series A preferred stock issued and outstanding and 5,040,000 shares of series C preferred stock issued and outstanding. The Company's preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or
     other special rights, and   qualifications, limitations or
     restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors.

     The series A and series C preferred stock provides for conversion on the basis of 100 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A preferred stock vote their shares on an as-converted basis. Holders of the series A preferred stock participates on distribution and liquidation on an equal basis with the holders of common stock.

     The series B preferred stock provides for conversion on the basis of 10 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A preferred stock vote their shares on an as-converted basis. Holders of the series B preferred stock participates on distribution and liquidation on an equal basis with the holders of common stock.



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

6.   Stockholders' Equity, continued
     -------------------------------

     Warrants
     --------

     In connection with the Agreement, the Investor was issued 5,000,000 warrants to purchase shares of the Company's common stock. The warrants are exercisable until two years from the date of issuance at a purchase price of $1.09 per share.

     Options
     -------

     During April 2005, the Company granted a total of 250,000,000 options to Mario Procopio and Serge Monros as additional consideration for the assignment of the patent and services provided to us. The options were granted on April 6, 2005, are exercisable starting July 6, 2005, and expire on April 6, 2008. The options are exercisable at the rate of $250 for every one million shares of common stock ($0.00025 per share).

     Common Stock
     ------------

     Following is a description of transactions affecting stockholders equity in the six months ended June 30, 2005:

     - The Company issued 24,610,839 shares of common stock and 5,040,000 shares of Series C preferred stock to various individuals that provided consulting and other services to the Company and recognized compensation expense of $102,679,475 related to those issuances.

     - The Company issued 3,148,946 shares of common stock to under private placements of its common stock and received cash proceeds of $218,310.

     - The Company cancelled 2,640,600 shares previously issued to consultants and investors.

7.   Related Party Transactions
     --------------------------

     During the three and six months ended June 30, 2005, the Company engaged in various related party transactions as follows:

     During the quarter ended June 30, 2005, the Company issued 4,000,000 Series C preferred stock to the Chief Executive Officer and Chief Technology Officer of the Company and recognized $88,000,000 of compensation expense related to those issuances.

     During the quarter ended June 30, 2005, the Company issued 1,548,300 shares of common stock to the Chief Technology Officer $479,973 of compensation expense related to those issuances.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in
Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the entertainment marketplace.

Overview

Business History

     We were originally incorporated as Energy Resource Management, Inc. on August 13, 2002 and subsequently adopted name changes to Redwood Energy Group, Inc. and Redwood Entertainment Group, Inc., upon completion of a recapitalization on August 26, 2002. The re-capitalization occurred when we acquired the non-operating entity of Gene-Cell, Inc. Gene-Cell had no significant assets or operations at the date of acquisition and we assumed all liabilities that remained from its prior discontinued operation as a biopharmaceutical research company. The historical financial statements presented herein are those of SaVi Media Group, Inc. and its predecessors, Redwood Entertainment Group, Inc., Redwood Energy Group, Inc. and Energy Resource Management, Inc.

     The non-operating public shell we used to recapitalize was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood
Entertainment Group, Inc., and finally its current name, SaVi Media Group,
Inc.

Business Summary

     We are considered a development stage enterprise because we currently have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to "blow-by gas and crankcase engine emission reduction technology" which we intend to develop and market on a commercial basis. The technology is a gasoline and diesel engine emission reduction device which will allow us to sell to our customers a low-cost and relatively more effective and efficient emission reduction and engine efficiency for implementation in both new and presently operating automobiles. The technology is designed and we believe that it will offer better mileage and longer engine lifespan. The technology is also believed to provide for dramatic reductions in harmful emissions in engines and vehicles, a reduction in costs to do so as well as reducing all related emission costs. The goal of the technology is to sell a commercially-viable product which delivers superior emission reduction technology and operating performance.

     We currently have the right to develop, produce, market and distribute a new product which provides for increased fuel economy and reduced emissions in automotive applications for both new and existing vehicles and may be used in other non-automotive applications. The technology may be sold internationally, but Los Angeles is our base of operations and the United States will be our initial market. We plan to seek the rights to develop and sell additional products and will seek strategic partnerships with manufacturers and distributors in the various industries where our products may be sold and to develop markets in other areas. Once established domestically, we intend to formulate a plan to expand into international markets.

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

Income Taxes
------------

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

Results of Operations

     During the period from inception, August 13, 2002, to June 30, 2005, we have not generated any revenue from operations. As of June 30, 2005, we have accumulated net losses in the development stage of $244,329,659 for the period from inception, August 13, 2002, to June 30, 2005. Additionally, at June 30, 2005, we are in a negative working capital position of $185,733 and a stockholders' deficit position $322,679. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2005, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

     During the quarter ended June 30, 2005, we had limited operations and we expect to require additional cash of approximately $5,000,000 over the next twelve months. Those funds will be used continued operation in the development stage.

     Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

     As of June 30, 2005, total current assets were $51,392 consisting of cash and cash equivalents.

     Total current liabilities were $237,125 as of June 30, 2005, consisting of short term advance of $50,000, accounts payable and accrued liabilities of $27,830 and accounts payable assumed in recapitalization of 159,295.

     We had a negative working capital of $185,733 as of June 30, 2005.

     We incurred net losses of $244,329,659 during the period from inception, August 13, 2002, to June 30, 2005. In addition, at June 30, 2005, we were in a negative working capital deficit of $185,733 and had a stockholders' deficit of $322,679. As a result, our independent registered public accounting firm, in its report dated April 11, 2005, has expressed substantial doubt about our ability to continue as a going concern.

     Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

     -    further implement our business plan;
     -    obtain additional financing or refinancing as may be required;
          and
     -    generate revenues.

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with an accredited investor on May 5, 2005, and amended on May 5, 2005, for the sale of (i) $50,000 in convertible debentures and (ii) warrants to buy 5,000,000 shares of our common stock. This prospectus relates to the resale of the common stock underlying these convertible debentures and warrants.

     The investor provided us with an aggregate of $200,000 as follows:

     -    $50,000 was disbursed to us on May 5, 2005;
     -    $50,000 was advanced to us and retained for services provided to
          our company by various   professionals, which was disbursed upon
          effectiveness of our registration statement; and
     - $100,000 was advanced to us upon effectiveness of our registration statement.

     The debentures bear interest at 5 1/4%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture; and the product thereof shall be divided by the conversion price. The conversion price for the convertible debentures is the lesser of (i) $0.75; (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the of the volume weighted average on the trading day prior to conversion. If the volume weighted average price is below $0.20 on a conversion date, we have the right to pre-pay the amount of the debenture the holder elects to convert, plus accrued and unpaid interest, at 150% of such amount; however, if we elect to pre-pay in this situation, the debenture holder has the right to withdraw the notice of conversion. Also, if the volume weighted average price is below $0.20 at any point during a month, the holder is not obligated to convert any portion of the debenture during that month. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 5,000,000 shares of common stock at an exercise price of $1.09 per share.

     Golden Gate Investors has contractually committed to convert not less than 5% of the original face value of the debenture monthly beginning the month after the effective date of the Registration Statement. Golden Gate Investors is required to exercise warrants concurrently with the exercise of a conversion notice under the debenture and is committed to exercise at least 5% of the warrants per month after the effective date of the Registration Statement. In the event that Golden Gate Investors breaches the minimum restriction on the debenture and warrant, Golden Gate will not be entitled to collect interest on the debenture for that month. If Golden Gate submits a conversion notice and the volume weighted average price is less then $.20 per share, then we will be entitled to prepay the portion of the debenture that is being converted at 150% of such amount. If we elect to prepay, then Golden Gate may withdraw its conversion notice.

     The conversion provisions of the convertible debentures and the exercise provisions of the warrant are correlated so that the convertible debentures will be converted and the warrant exercised in like proportions. The result is that in any month in which the holder converts the 5% minimum it will also exercise the 5% minimum under the warrant, which will result in it purchasing common stock for $275,000 ($272,500 paid in cash and $2,500 of the convertible debentures principal converted). In total, the conversion of the convertible debentures and exercise of the warrant will result in Golden Gate purchasing our common stock for up to $5,500,000 ($5,450,000 paid in cash and $50,000 of the convertible debentures principal converted) during the period between the effective date of the registration statement and May 5, 2007.

         There are two conditions that may reduce the aggregate purchase price paid by Golden Gate below $5,500,000:

         1. The conversion and exercise provisions of the securities provide that at no time may Golden Gate acquire ownership of more that 9.99% of our outstanding common stock; or

         3. If at the time of a conversion/exercise, the conversion price would be less than $.20, then (a) Golden Gate is not obligated to convert any portion of the convertible debenture or exercise any portion of the warrant for that month or (b) we may opt to redeem the amount of principal that the holder presents for conversion at 150% of face value, either of which events would reduce the aggregate purchases under the convertible debentures and warrants.

         Golden Gate has further contractually agreed to restrict its ability to convert the debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by the Holder and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of our common stock.

         We believe that we can operate at our current level of liquidity for the next twelve months. In addition to the money raised pursuant to the Securities Purchase Agreement, we believe it is imperative that we raise an additional $5,500,000 of capital in order to implement our business plan. We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations. We do not currently have commitments for capital at this time.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

         There were no recent accounting pronouncements that have had or are likely to have a material effect on our financial position or results of operations.


ITEM 3   CONTROLS AND PROCEDURES

     a)   Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     b)   Changes in internal controls.
          -----------------------------
          There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.






PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with an accredited investor on May 5, 2005, and amended on May 5, 2005, for the sale of (i) $50,000 in convertible debentures and
(ii) warrants to buy 5,000,000 shares of our common stock. This prospectus relates to the resale of the common stock underlying these convertible debentures and warrants.

The investor provided us with an aggregate of $200,000 as follows:

     -    $50,000 was disbursed to us on May 5, 2005;
     -    $50,000 was advanced to us and retained for services provided to
          our company by various   professionals, which was disbursed upon
          effectiveness of our registration statement; and
     - $100,000 was advanced to us upon effectiveness of our registration statement.

Funds advanced to us will be applied to the exercise price of warrants that the investors shall exercise in the future at their discretion.

The debentures bear interest at 5 1/4%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture; and the product thereof shall be divided by the conversion price. The conversion price for the convertible debentures is the lesser of (i) $0.75; (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the of the volume weighted average on the trading day prior to conversion. If the volume weighted average price is below $0.20 on a conversion date, we have the right to pre-pay the amount of the debenture the holder elects to convert, plus accrued and unpaid interest, at 150% of such amount; however, if we elect to pre-pay in this situation, the debenture holder has the right to withdraw the notice of conversion. Also, if the volume weighted average price is below $0.20 at any point during a month, the holder is not obligated to convert any portion of the debenture during that month. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 5,000,000 shares of common stock at an exercise price of $1.09 per share.

The selling stockholder has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the
then issued and outstanding shares of common stock.   See the "Selling
Stockholders" and "Risk Factors" sections for a complete description of the convertible debentures.

In the event that the registration statement is not declared effective by the required deadline, Golden Gate may demand repayment of the debenture of 150% of the face amount outstanding, plus all accrued and unpaid interest, in cash. If the repayment is accelerated, we are also obligated to issue to Golden Gate 50,000 shares of common stock and $15,000 for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid. If Golden Gate does not elect to accelerate the debenture, we are required to immediately issue to Golden Gate 50,000 shares of common stock and $15,000 for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

          31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

          32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)





                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SAVI MEDIA GROUP, INC.

Date:  August 19, 2005          By: /s/ MARIO PROCOPIO
                                -----------------------------------------
                                Mario Procopio
                                President, Chief Executive Officer
                                (Principal Executive Officer) and
                                Chairman of the Board of Directors

Date:  August 19, 2005          By: /s/ GEORGE HUKRIEDE
                                -----------------------------------------
                                George Hukriede
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

















