Form 10QSB/A
period 2005-06-30
SaVi Media Group, Inc.
filed 2005-08-23
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             FORM 10QSB/A
                              Amendment No. 1
                                 (Mark One)

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

     Yes  [x]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes  [ ]   No [X]

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

                                  2

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
                                               =============  =============





            The accompanying notes are an integral part of the
                unaudited consolidated financial statements
                                  3


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
                                                ============= =============


            The accompanying notes are an integral part of the
                unaudited consolidated financial statements
                                  4

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
                  ============== ========== ==============  ==========


                 The accompanying notes are an integral part of the
                     unaudited consolidated financial statements
                                        5

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
                                    ===========  =========== ===========  ===========


               he accompanying notes are an integral part of
              the unaudited consolidated financial statements
                                        6

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
                                ===========  ===========  ==============  ===========





                 The accompanying notes are an integral part of the
                     unaudited consolidated financial statements
                                        7


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
                           ============== ============== ============== =============




            The accompanying notes are an integral part of the
                unaudited consolidated financial statements
                                        8


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
                                     =============== ===============  ===============


            The accompanying notes are an integral part of the
                unaudited consolidated financial statements
                                        9


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

         There are two conditions that may reduce the aggregate purchase price paid by Golden Gate below $5,500,000:

         1. The conversion and exercise provisions of the securities provide that at no time may Golden Gate acquire ownership of more that 9.99% of our outstanding common stock; or

         2. If at the time of a conversion/exercise, the conversion price would be less than $.20, then (a) Golden Gate is not obligated to convert any portion of the convertible debenture or exercise any portion of the warrant for that month or (b) we may opt to redeem the amount of principal that the holder presents for conversion at 150% of face value, either of which events would reduce the aggregate purchases under the convertible debentures and warrants.

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


                                SAVI MEDIA GROUP, INC.

Date:  August 23, 2005      By: /s/ MARIO PROCOPIO
                                -----------------------------------------
                                Mario Procopio
                                President, Chief Executive Officer
                                (Principal Executive Officer) and
                                Chairman of the Board of Directors

Date:  August 23, 2005      By: /s/ GEORGE HUKRIEDE
                                -----------------------------------------
                                George Hukriede
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

















