Form 10QSB/A
period 2005-06-30
SaVi Media Group, Inc.
filed 2005-10-12
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10QSB/A
                           Amendment No. 2
                                 (Mark One)

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

Yes [  ]       No [X]




Explanatory Note

This Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 of SaVi Media Group, Inc. is filed solely for the purpose of amending and restating Part I, Item 3, Controls and Procedures, to include a description of our disclosure controls and procedures, the conclusions of the principal executive officer and the principal financial officer as of June 30, 2005 and a description of significant deficiencies and material weaknesses found in our controls and procedures and steps we have taken to remediate these problems. In addition, in connection with the filing of this Amendment No. 2 to the Quarterly Report on Form 10-QSB and pursuant to the rules of the Securities and Exchange Commission, we are including currently dated certifications. Except as described above, no other changes have been made to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005. This Amendment No. 2 to the Quarterly Report on Form 10-QSB continues to speak as of the date of the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, and we have not updated the disclosures contained in this Amendment
No. 2 to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.










                                  2


                           SAVI MEDIA GROUP, INC.
                       (A Development Stage Company)

                  Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending June 30, 2005


Table of Contents


PART I.  FINANCIAL INFORMATION

  Item 1.  Unaudited Condensed Financial Statements

     Consolidated Balance Sheets:
     June 30, 2005 and December 31, 2004                                 4

     Consolidated Statements of Operations:
     For the three and six months ended June 30, 2005 and 2004 and
     for the period from inception, August 13, 2002, to June 30, 2005    6

     Consolidated Statement of Stockholders' Deficit
     For the six months ended June 30, 2005                              8

     Consolidated Statements of Cash Flows:
     For the six months ended June 30, 2005 and 2004 and
     for the period from inception, August 13, 2002  to June 30, 2005   10

     Notes to Unaudited Consolidated Financial Statements               11

  Item 2.  Plan of Operation                                            20

  Item 3. Controls and Procedures                                       24

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                            25

  Item 2.  Changes in Securities                                        25

  Item 3.  Defaults Upon Senior Securities                              26

  Item 4.  Submission of Matters to a Vote of Security Holders          26

  Item 5.  Other Information                                            26

  Item 6.  Exhibits                                                     26

SIGNATURES                                                              27

                                  3

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
                                     =============== ===============  ===============


            The accompanying notes are an integral part of the
                unaudited consolidated financial statements
                                        10


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


ITEM 3   CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the repots we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

b) Except for changes in controls described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of June 30, 2005, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.


Significant Deficiencies In Disclosure Controls And Procedures Or
Internal Controls

Since September 29, 2004, we issued options and preferred stock that may potentially require an issuance of shares greater than the number of shares that we currently are authorized to issue. By issuing these securities, we have exhausted our 1,000,000,000 authorized shares of common stock and cannot meet any equity-based obligations entered into since September 2004 without shareholder approval for an increase in the number of authorized shares. Our management, which is responsible for these issuances of securities, discovered that it could potentially exceed its authorized shares of common stock in June 2005. This discovery was made in connection with the drafting of a registration statement registering shares underlying convertible debentures and warrants issued pursuant to a financing transaction in May 2005. As defined by the Public Company Accounting Oversight Board Auditing Standard No.2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected.

Upon discovery of this situation, we have taken affirmative steps to ensure that this does not occur again. Such steps include (i) ceasing to issue any new common shares, (ii) obtaining written confirmation from holders of outstanding options and preferred stock that they will not present such securities for exercise and/or conversion until the Company increases its authorized shares of common stock to at least 3,000,000,000; (iii) conducting a complete review of all securities of the Company currently outstanding, (iv) proceeding to seek shareholder approval to increase the number of authorized shares so as to satisfy the shares that may potentially be required to be issued should the holders of the Company's options, warrants and other convertible securities elect to exercise and/or convert such securities into common stock, (v) proceeding to seek shareholder ratification of the issuances of securities that may cause the Company to exceed its authorized share limit and (vi) instituting controls and procedures to prevent the issuance of securities in excess of its authorized capitalization.

The additional controls and procedures that we have instituted include maintaining a separate log for all the issuances of stock and securities convertible into shares of common stock, which will be reviewed prior to any issuance to confirm that there are enough shares of common stock issuable upon issuance or conversion and updating the log book upon each new issuance of common stock or securities convertible into common stock.

We believe that these actions will correct the material deficiencies and significant weaknesses in our controls and procedures and we expect that these controls will be effective no later than the year ended December 31, 2005.






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


                                SAVI MEDIA GROUP, INC.

Date:  October 12, 2005     By: /s/ MARIO PROCOPIO
                                -----------------------------------------
                                Mario Procopio
                                President, Chief Executive Officer
                                (Principal Executive Officer) and
                                Chairman of the Board of Directors

Date:  October 12, 2005     By: /s/ GEORGE HUKRIEDE
                                -----------------------------------------
                                George Hukriede
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

















