Form 10QSB
period 2005-09-30
SaVi Media Group, Inc.
filed 2005-11-18
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10QSB
                                 (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ____________ to ______________

                  For the Period Ended  September 30, 2005

                      Commission file number 000-27727


                           SAVI MEDIA GROUP, INC.
               ---------------------------------------------
               (Name of Small Business Issuer in Its Charter)

     Nevada                                              91-1766174
------------------------                   --------------------------------
(State of Incorporation)                  (IRS Employer Identification No.)

                        9852 West Katella Ave., #363
                             Anaheim, CA 92804
                       -----------------------------
                  (Address of Principal Executive Offices)

                               (714) 740-0601
                          ------------------------
                         Issuer's Telephone Number

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

     Yes [  ]   No [x]

As of November 16, 2005, the Company had 201,257,756 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes [  ]  No [X]


                           SAVI MEDIA GROUP, INC.
                       (A Development Stage Company)

                  Quarterly Report on Form 10-QSB for the
                 Quarterly Period Ending September 30, 2005


Table of Contents


PART I.  FINANCIAL INFORMATION

     Item 1.  Unaudited Condensed Financial Statements

          Consolidated Balance Sheets:
               September 30, 2005 and December 31, 2004                   3

          Consolidated Statements of Operations:
               For the three and nine months ended September
               30, 2005 and 2004 and for the period from
               inception, August 13, 2002, to September 30, 2005          5

          Consolidated Statement of Stockholders' Deficit
               For the nine months ended September 30, 2005               6

          Consolidated Statements of Cash Flows:
               For the nine months ended September 30, 2005 and
               2004 and for the period from inception, August
               13, 2002 to September 30, 2005                             9

          Notes to Unaudited Consolidated Financial Statements           10

     Item 2.  Plan of Operation                                          19

     Item 3. Controls and Procedures                                     23

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          23

     Item 2.  Changes in Securities                                      23

     Item 3.  Defaults Upon Senior Securities                            23

     Item 4.  Submission of Matters to a Vote of Security Holders        23

     Item 5.  Other Information                                          23

     Item 6.  Exhibits                                                   24

     SIGNATURES                                                          25




PART I.  FINANCIAL INFORMATION


SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED CONDENSED BALANCE SHEET
September 30, 2005  (Unaudited) and December 31, 2004

--------------------------------------------------------------------------
                                               September 30,   December 31,
                                                   2005           2004
                                               -------------  -------------
                                                 (Unaudited)


     ASSETS

Current assets:
  Cash and cash equivalents                    $      3,448   $      3,835
                                               -------------  -------------
     Total current assets                             3,448          3,835

Property and equipment, net                           5,279              -
Intangible assets - patents                          38,500         38,500
                                               -------------  -------------
     Total assets                              $     47,677   $     42,335
                                               =============  =============



       The accompanying notes are an integral part of the unaudited consolidated financial statements
                                     3

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED CONDENSED BALANCE SHEET
September 30, 2005  (Unaudited) and December 31, 2004

--------------------------------------------------------------------------
                                               September 30,   December 31,
                                                   2005           2004
                                               -------------  -------------
                                                 (Unaudited)

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Short term advance                           $     85,454   $          -
  Short term advance from stockholder/officer         2,600              -
  Accounts payable and accrued liabilities           16,216         10,000
  Accounts payable assumed in recapitalization      159,295        159,295
                                               -------------  -------------
     Total current liabilities                      263,565        169,295

Convertible debenture                                38,456              -
Long-term debt                                      144,127              -
                                               -------------  -------------
     Total liabilities                              446,148        169,295
                                               -------------  -------------
Commitments and contingencies

Stockholders' deficit:
  Series A convertible preferred stock;
   $0.001 par value, 10,000,000 shares
   authorized, issued and outstanding                10,000         10,000
  Series B convertible preferred stock;
   $0.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                -              -
  Series C convertible preferred stock;
   $0.001 par value, 10,000,000 shares
   authorized, 5,040,000 shares issued
   and outstanding at September 30, 2005              6,060              -
  Common stock: $0.001 par value, 990,000,000
   shares authorized, 144,980,852 and
   86,947,767 shares issued and outstanding
   at September 30, 2005 and December 31,
   2004, respectively                               144,981         86,947
  Additional paid-in capital                    272,845,784    109,749,828
  Subscription receivable                            (5,500)             -
  Losses accumulated during the development
   stage                                       (273,399,796)  (109,973,735)
                                               -------------  -------------
     Total stockholders' deficit                   (398,471)      (126,960)
                                               -------------  -------------
     Total liabilities and
     stockholders' deficit                     $     47,677   $     42,335
                                               =============  =============


       The accompanying notes are an integral part of the unaudited consolidated financial statements
                                     4

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005 and 2004 and for the Period From Inception, August 13, 2002, to September 30, 2005

-------------------------------------------------------------------------------------

                      Three Months Ended        Nine Months Ended
Inception
                 ------------------------- --------------------------
to
                    September   September      September    September
September
                     30, 2005    30, 2004       30, 2005     30, 2004
30, 2005
                 ------------- ----------- --------------  -----------
--------------
                  (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
(Unaudited)
Operating costs
and expenses:
General and
  administrative
  expenses,
  except
  stock based
  compensation   $    211,666  $  134,381  $     634,980   $  292,555
$1,268,796
Stock-based
  compensation     28,854,083           -    162,783,558            -
271,419,790
                 ------------- ----------- --------------  -----------
--------------
Losses from
  operations      (29,065,749)   (134,381)  (163,418,538)    (292,555)
(272,688,586)
                 ------------- ----------- --------------  -----------
--------------
Other income and
(expenses)
Interest
  Income                    -           -              1          285
     298
Gain on
  settlement                -           -              -            -
197,033
Cost of
  recission                 -           -              -      (43,074)
(43,074)
Cost of
  recapitalization          -           -              -            -
(273,987)
Goodwill
  impairment                -           -              -            -
(541,101)
Interest
  expense              (4,388)     (6,135)        (7,524)     (27,903)
(50,379)
                 ------------- ----------- --------------  -----------
--------------
  Total other
  income and
  expenses, net        (4,388)     (6,135)        (7,523)     (70,692)
(711,210)
                 ------------- ----------- --------------  -----------
--------------
  Net loss       $(29,070,137) $ (140,516) $(163,426,061)  $ (363,247)
$(273,399,796)
                 ============= =========== ==============  ===========
==============
Weighted average
  shares
  outstanding     121,114,740   1,013,147    105,229,366      769,143
                 ============= =========== ==============  ===========
Net loss per
  common share
  - basic and
  diluted        $      (0.24) $    (0.14) $       (1.55)  $    (0.47)
                 ============= =========== ==============  ===========



       The accompanying notes are an integral part of the unaudited consolidated financial statements
                                     5


SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT For the Nine Months Ended September 30, 2005

-------------------------------------------------------------------------------------

                                Series A Preferred Stock    Series B
Preferred Stock
                               --------------------------
--------------------------
                                  Shares         Amount       Shares
Amount
                               ------------  ------------  ------------
------------
Balance at December 31, 2004    10,000,000   $    10,000             -   $
       -

Common stock issued for cash            -             -             -
      -

Exercise of warrants                    -             -             -
      -

Conversion of debt to equity            -             -             -
      -

Common and Preferred stock
  issued in exchange for
  consulting services                    -             -             -
       -

Options issued to an officer            -             -             -
      -

Value of beneficial conversion
  feature                                -             -             -
       -

Cancellation of shares                  -             -             -
      -

Net Loss                                -             -             -
      -
                               ------------  ------------  ------------
------------
Balance at September 30, 2005   10,000,000   $    10,000             -   $
       -
                               ============  ============  ============
============





       The accompanying notes are an integral part of the unaudited consolidated financial statements
                                     6
SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT For the Nine Months Ended September 30, 2005

-------------------------------------------------------------------------------------

                                Series C Preferred Stock          Common
Stock
                               --------------------------
--------------------------
                                  Shares         Amount       Shares
Amount
                               ------------  ------------  ------------
------------
Balance at December 31, 2004             -   $         -    86,947,767   $
  86,947

Common stock issued for cash            -             -     5,288,946
  5,289

Exercise of warrants                    -             -       111,602
    112

Conversion of debt to equity            -             -    12,333,900
12,334

Common and Preferred stock
  issued in exchange for
  consulting services            6,060,000         6,060    45,689,237
  45,689

Options issued to an officer            -             -             -
      -

Value of beneficial conversion
  feature                                -             -             -
       -

Cancellation of shares                  -             -    (5,390,600)
(5,390)

Net Loss                                -             -             -
      -
                               ------------  ------------  ------------
------------
Balance at September 30, 2005    6,060,000   $     6,060   144,980,852   $
144,981
                               ============  ============  ============
============


       The accompanying notes are an integral part of the unaudited consolidated financial statements
                                     7

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT For the Nine Months Ended September 30, 2005

-------------------------------------------------------------------------------------

                                                              Losses
                                                            Accumulated
                                Additional                  During the
                                  Paid-In   Subscription    Development
                                  Capital     Receivable       Stage
Total
                               ------------  ------------  ------------
------------
Balance at December 31, 2004  $109,749,828   $         - $(109,973,735)  $
(126,960)

Common stock issued for cash      235,941        (5,500)            -
235,730

Exercise of warrants              121,534             -             -
121,646

Conversion of debt to equity      (11,218)            -             -
  1,116

Common stock issued in
  exchange for consulting
  services                     131,481,809             -             -
131,533,558

Options issued to an
  officer                       31,250,000             -             -
31,250,000

Value of beneficial
  conversion feature                12,500             -             -
  12,500

Cancellation of shares              5,390             -             -
      -

Net Loss                                -             -  (163,426,061)
(163,426,061)
                               ------------  ------------  ------------
------------
Balance at September 30, 2005 $272,845,784   $    (5,500)$(273,399,796) $
(398,471)
                               ============  ============  ============
============



       The accompanying notes are an integral part of the unaudited consolidated financial statements
                                     8

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004 and for the Period From Inception, August 13, 2002, to September 30, 2005


Inception to
                                              September      September
September
                                               30, 2005       30, 2004
30, 2005
                                         -------------- --------------
--------------
                                          (Unaudited)    (Unaudited)
(Unaudited)
Cash flows from operating activities:
Net loss                                $(163,426,061)     $(363,247)
$(273,399,796)
Adjustments to reconcile net income to
  net cash used by operating activities:
   Depreciation expense                            521              -
     521
   Gain on settlement                                -              -
(197,033)
   Impairment of goodwill                            -              -
541,101
   Cost of recapitalization                          -              -
273,987
   Compensatory common and preferred
    stock issuances                        162,783,558              -
271,419,790
   Interest imputed on note from a
    stockholder                                      -              -
   7,254
   Interest expense recognized through
    accretion of discount on long-term
    debt                                         3,699              -
  24,031
  Common stock issued for recission
   agreement                                         -              -
  43,074
  Common stock issued to pay accounts
   payable and accrued liabilities                   -              -
  50,000
Changes in accounts payable and accrued
  liabilities                                    6,216         16,752
  61,922
                                         -------------- --------------
--------------
Net cash used by operating activities         (632,067)      (346,495)
(1,175,149)
                                         -------------- --------------
--------------
Cash flows from investing activities:
Purchase of equipment                          (6,250)              -
(6,250)
Acquisition of patent rights                        -        (38,500)
(38,500)
                                         -------------- --------------
--------------
Net cash used by investing activities           (6,250)       (38,500)
(44,750)
                                         -------------- --------------
--------------
Cash flows from financing activities:
Proceeds from stockholder advances              7,600              -
57,272
Repayment of stockholder advances              (5,000)             -
(5,000)
Proceeds from convertible debentures           50,000              -
50,000
Proceeds from short term advance              196,200              -
196,200
Proceeds from note payable                    142,500              -
142,500
Payments on notes payable                           -        (60,000)
(63,000)
Proceeds from warrant exercise                 10,900              -
10,900
Proceeds from sale of common stock            235,730        465,000
834,475
                                         -------------- --------------
--------------
Net cash provided by financing
activities                                     637,930        405,000
1,223,347
                                         -------------- --------------
--------------
Net increase in cash and cash
equivalents                                       (387)        20,005
   3,448

Cash and cash equivalents at
beginning of year                                3,835          6,973
       -
                                         -------------- --------------
--------------
Cash and cash equivalents at end
of year                                  $       3,448  $      26,978  $
   3,448
                                         ============== ==============
==============

            The accompanying notes are an integral part of the
                     consolidated financial statements
                                     9


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

     Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the respective full years.

     Stock-Based Compensation
     ------------------------

     The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), subsequently amended by SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure" to account for stock options issued to its employees and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award's grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option-pricing model. During the three months ended September30, 2005, the Company issued 125,000,000 stock options to its Chief Executive officer (See Note 3) and the compensation expense associated with those options was essentially the same under APB No. 25 and SFAS 123 due to the extremely low exercise price associated with the options. Accordingly, no pro forma information is presented.



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
Notes to Unaudited Financial Statements
---------------------------------------------------------------------------
2.   Going Concern Considerations
     ----------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $273,399,796 for the period from inception, August 13, 2002, to September 30, 2005. Additionally, at September 30, 2005, the Company is in a negative working capital position of $260,117 and has a stockholders' deficit of $398,471. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

4.   Convertible Debt and Short-Term Advances
     ----------------------------------------

     To obtain funding for its ongoing operations, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") on May 5, 2005, for the sale of (i) $50,000 of convertible debentures and (ii) warrants to buy 5,000,000 shares of our common stock at $1.09 per share. The Investor is obligated to provide the Company with an aggregate of at least $200,000 as follows:

     On May 5, 2005, the Company received $50,000 from the investor for purchases of the convertible debentures and warrants.

     On June 27, 2005 the Investor advanced the Company $50,000 for services provided to the Company by various professionals in connection with the agreement. The Company disbursed these funds on the effective date of the registration statement required under the Agreement.

     On July 29, 2005 the Investor advanced the Company $50,000 in connection with the Investors' commitment to advance the funds within five business days after the Company responds to its first round of SEC comments on it's registration statement. On August 25, 2005 the Investor advanced the Company $50,000 upon effectiveness of the registration statement.


SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
Notes to Unaudited Financial Statements

---------------------------------------------------------------------------

4.   Convertible Debt and Short-Term Advances, continued
     ---------------------------------------------------

     The advances made to the Company, other than the $50,000 initially received for purchase of the convertible debentures and warrants, will be applied to the exercise price of warrants at the future discretion of the Investor. At September 30, 2005, the first $50,000 advance is presented as short-term advance in the consolidated balance sheet.

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

     The conversion provisions of the convertible debentures and the exercise provisions of the warrant are correlated so that the convertible debentures will be converted and the warrant exercised in like proportions. The result is that in any month in which the Investor converts the 5% minimum it will also exercise the 5% minimum under the warrant, which will result in it purchasing common stock for $275,000 ($272,500 paid in cash and $2,500 of the convertible debentures principal converted). In total, the conversion of the convertible debentures and exercise of the warrant could result in the Investor purchasing up to $5,500,000 of the Company's common stock ($5,450,000 paid in cash and $50,000 of the convertible debentures principal converted) under the Agreement. (See Note 5)












SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
Notes to Unaudited Financial Statements

---------------------------------------------------------------------------

4.   Convertible Debt and Short-Term Advances, continued
     ---------------------------------------------------

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

     Following is an analysis of convertible debentures at September 30, 2005:

     Contractual balance                                      $    50,000

       Less: conversions in the quarter ended September
         30, 2005                                                   (1,116)

       Less: un-amortized portion of beneficial conversion
         feature                                                   (10,428)
                                                              -------------

       Convertible debt                                       $     38,456
                                                              =============

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

     Following is an analysis of long-term debt at September30, 2005:

     Contractual balance                                      $    150,000

       Less un-amortized portion of beneficial conversion
         feature                                                    (5,873)
                                                               ------------

       Long-term debt                                         $    144,127
                                                               ============



SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
Notes to Unaudited Financial Statements

---------------------------------------------------------------------------

6.   Stockholders' Equity
     --------------------

     Preferred Stock
     ---------------

     During the nine months ended September 30, 2005, the Company set preferences for its Series A, B And C preferred stock. The Company is authorized to issue 30,000,000 shares of preferred stock, $0.01 par value per share. At September 30, 2005, the Company had 10,000,000 shares of series A preferred stock issued and outstanding and 6,060,000 shares of series C preferred stock issued and outstanding. The Company's preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof,
     as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors.

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

     Warrants
     --------

     In connection with the Agreement, the Investor was issued 5,000,000 warrants to purchase shares of the Company's common stock. The warrants are exercisable until two years from the date of issuance at a purchase price of $1.09 per share. Warrants for 111,602 shares of common stock were issued in the quarter ended September 30, 2005




SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
Notes to Unaudited Financial Statements

---------------------------------------------------------------------------

6.   Stockholders' Equity, continued
     -------------------------------

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

     Common Stock
     ------------

     Following is a description of transactions affecting stockholders equity in the nine months ended September 30, 2005:

     - The Company issued 131,481,809 shares of common stock and 6,060,000 shares of Series C Preferred Stock to various individual that provided consulting and other services to the Company and recognized compensation expense of $131,533,558 related to those issuances.

     - The Company issued 5,288,946 shares of common stock to under private placements of its common stock and received cash proceeds of $235,730.

     - The Company cancelled 5,390,600 shares previously issued to consultants

     - The Company issued 111,602 shares of common stock to the Investor upon exercise of stock warrants and received proceeds of $121,646. The proceeds were received as cash of $10,900 and offsets of short-term advances of $110,746. (See Note 4)

     - The Company issued 12,333,900 shares of common stock to the Investor upon conversion of $1,116 of convertible debt. (See Note
4)



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

RESULTS OF OPERATIONS

     During the period from inception, August 13, 2002, to September 30, 2005, we have not generated any revenue from operations. As of September 30, 2005, we have accumulated net losses in the development stage of $272,688,586 for the period from inception, August 13, 2002, to September 30, 2005. Additionally, at September 30, 2005, we are in a negative working capital position of $260,117 and a stockholders' deficit position $398,471. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2005, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

PLAN OF OPERATION

     During the quarter ended September 30, 2005, we had limited operations and we expect to require additional cash of approximately $5,000,000 over the next twelve months. Those funds will be used continued operation in the development stage.

     Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2005, total current assets were $3,448 consisting of cash and cash equivalents.

     Total current liabilities were $263,565 as of June 30, 2005, consisting of short term advances of $88,054, accounts payable and accrued liabilities of $16,216 and accounts payable assumed in recapitalization of $159,295.

     We had a negative working capital of $260,117 as of September 30, 2005.

     We incurred net losses of $272,688,586 during the period from inception, August 13, 2002, to September 30, 2005. In addition, at September 30, 2005, we were in a negative working capital deficit of $260,117 and had a stockholders' deficit of $398,471. As a result, our independent registered public accounting firm, in its report dated April 11, 2005, has expressed substantial doubt about our ability to continue as a going concern.

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

     The debentures bear interest at 5%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture; and the product thereof shall be divided by the conversion price. The conversion price for the convertible debentures is the lesser of (i) $0.75; (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the of the volume weighted average on the trading day prior to conversion. If the volume weighted average price is below $0.20 on a conversion date, we have the right to pre-pay the amount of the debenture the holder elects to convert, plus accrued and unpaid interest, at 150% of such amount; however, if we elect to pre-pay in this situation, the debenture holder has the right to withdraw the notice of conversion. Also, if the volume weighted average price is below $0.20 at any point during a month, the holder is not obligated to convert any portion of the debenture during that month. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 5,000,000 shares of common stock at an exercise price of $1.09 per share.
                                     21

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

ITEM 3   CONTROLS AND PROCEDURES

     a)   Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.


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

None.

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


                                  SAVI MEDIA GROUP, INC.

Date: November 18, 2005           By: /s/ MARIO PROCOPIO
                                  ---------------------------------------
                                  Mario Procopio

                                  President, Chief Executive Officer
                                  (Principal Executive Officer) and
                                  Chairman of the Board of Directors

Date:  November 18, 2005          By: /s/ GEORGE HUKRIEDE
                                  ---------------------------------------
                                  George Hukriede
                                  Chief Financial Officer (Principal
                                  Financial Officer and Principal
                                  Accounting Officer)





















