Form 10KSB
period 2005-12-31
SaVi Media Group, Inc.
filed 2006-04-17
CIK 1096637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

 Commission File Number 000-27727

SAVI MEDIA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1766174
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9852 West Katella Ave., #363 Anaheim, California	92804	(714) 740-0601
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes ☐ No  ☒  Delinquent filers are disclosed herein.

Total revenues for Fiscal Year 2005 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on April 13, 2006, was $5,457,119.28.

As of April 14, 2006 there were 292,106,564 shares of issuer’s common stock outstanding.

SAVI MEDIA GROUP, INC.
FORM 10-KSB

For the Fiscal Year Ended December 31, 2005

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of SaVi Media Group, Inc. on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We are considered a development stage enterprise because we currently have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to "blow-by gas and crankcase engine emission reduction technology" which we intend to develop and market on a commercial basis. The technology is a gasoline and diesel engine emission reduction device, which will allow us to sell to our customers a low-cost and relatively more effective and efficient emission reduction and engine efficiency for implementation in both new and presently operating automobiles. The technology is designed and we believe that it will offer better mileage and longer engine lifespan. The technology is also believed to provide for dramatic reductions in harmful emissions in engines and vehicles, a reduction in costs to do so as well as reducing all related emission costs. The goal of the technology is to sell a commercially viable product, which delivers superior emission reduction technology and operating performance.

History

We were originally incorporated as Energy Resource Management, Inc. on August 13, 2002 and subsequently adopted name changes to Redwood Energy Group, Inc. and Redwood Entertainment Group, Inc., upon completion of a recapitalization on August 26, 2002. The re-capitalization occurred when we acquired the non-operating public shell of Gene-Cell, Inc., a public company. Gene-Cell had no significant assets or operations at the date of acquisition and we assumed all liabilities that remained from its prior discontinued operation as a biopharmaceutical research company. The historical financial statements presented herein are those of Redwood Entertainment Group, Inc. and its predecessors, Redwood Energy Group, Inc. and Energy Resource Management, Inc.

The non-operating public shell used to recapitalize the Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood Entertainment Group, Inc., and finally its current name, SaVi Media Group, Inc.

Automotive Ventilation Systems

During a normal compression in an automotive engine, a small amount of gases in the combustion chamber escape past the pistons. Approximately 70% of these gases, known as blow-by gases, are unburned fuel that can dilute and contaminate the engine oil, causing corrosion to critical engine parts, and cause a build-up on sludge. As the engine speed increases, the pressure in the crankcase increases as a result of the blow-by gases. When the pressure gets too great in the crankcase, it can cause oil to leak past seals and gaskets, causing oil leaks. If the pressure is not relieved, it would cause all of the oil to blow out of the engine. Prior to 1963, cars used road draft tubes that just left the hydrocarbon emissions from the crankcase out into the open air. In 1963, automobiles created a positive crankcase ventilation, which consists of an valve, called the PCV valve, which creates a metered opening, and a hose that runs to the car’s intake manifold. The intake manifold has a vacuum effect that sucks the blow-by gases from the crankcase into the intake manifold, where the gases are burned. This process reduces the emissions produced by the engine as only the results of the burned gases are emitted.

Our Product

The Crankcase Ventilation System is an add-on system, designed and built in a modular format, intended for any gasoline as well as diesel motor vehicle. The Crankcase Ventilation System technology is covered by U.S. patent No. 5,228,424 and international patent application filed with the World Intellectual Property Organization which patent that has assigned to us. The Crankcase Ventilation System is added to an engine crankcase to vent blow-by gases from the crankcase into the intake manifold regardless of engine vacuum. As it is a supplemental modular unit, it can be readily adapted and added to any existing vehicle system or placed in any new vehicle.

The Crankcase Ventilation System is comprised of a various components that unlike simple positive crankcase ventilation valves, the Crankcase Ventilation System provides two-stage ventilation by which the orifice of the valve is selectively opened to regulate the flow of gases depending on engine speed, via a throttle linkage switch. The result of this system is a process whereby the Crankcase Ventilation System recovers and collects lower vapor pressure hydrocarbons from blow-by gases for return to the engine crankcase by use of a hydrocarbon separator and retriever, known as a recovery filter. The recovered hydrocarbons are re-introduced into the combustion cycle thereby improving engine operations and lowering emissions.

The Crankcase Ventilation System can be installed in less than one hour by a mechanic with limited training or by a competent do-it-yourselfer.

The Crankcase Ventilation System is an improvement on the current pollution positive crankcase ventilation reduction controls, including the implementation of cleaner fuels and related hardware. While these measures have had the intended effect of reducing pollution causing emissions, they have not eliminated the emissions to an acceptable level. Our Crankcase Ventilation System technology is more effective than passive systems currently in use, provides excellent fuel efficiency and virtually eliminates fugitive crankcase emissions. The goal of the Crankcase Ventilation System technology is to provide a more aggressive method of emission reduction that is not possible by passive means and improves fuel efficiency.

Benefits of the Crankcase Ventilation System Technology

There are several advantages to the Crankcase Ventilation System as an engine enhancement and emission control device both in North America and in the rest of the world:

1.
The Crankcase Ventilation System can be applied to older cars, eliminating the need to wait for improved features or standards to be applied to new vehicles only. While the Crankcase Ventilation System technology can be installed at the original equipment manufacturer level, on new vehicles, the Crankcase Ventilation System technology’s immediate application will be in the retrofit market on vehicles already on the road

2.	New technologies and upgrades can be applied at each scheduled service replacement.
3.	Supplementary technologies enable the collection and organized disposal of toxics, as supplementary technologies do not exclude periodic replacement or service.
4.	The Crankcase Ventilation System separates the formulation of emission control standards from the limitations of the make, year or purpose of the device.

5.
The Crankcase Ventilation System can be applied not only to cars but also to all types of vehicles that use gasoline or diesel internal combustion engines - industrial, commercial, electrical generation equipment, marine engines, to name but a few examples.

6.	The Crankcase Ventilation System can reduce emissions, even on new engines, even those utilizing the most modern technologies, generally up to 40% and occasionally up to 50%.
7.
The Crankcase Ventilation System technology generally will increase the miles per gallon up to 20%, reduce the need for oil changes dramatically (to as much as every 50,000 miles, thereby reducing the need for used oil processing), and increase horsepower generally up an additional 10-15%.

8.	The Crankcase Ventilation System is a patented technology for the U.S., Canada and selected overseas markets.

Independent Testing

We have sought out and received independent testing results, which, to-date, have been very encouraging and have validated our claims. At our request, tests were conducted by California Environmental Engineering, a greater Los Angeles area based leading independent environmental testing firm, over the last eight years. Overall, California Environmental Engineering is a consulting firm specializing in the testing of environmental and engine instrumentation. California Environmental Engineering provided a written conclusion after testing that provides, in part: “We have evaluated the data from the test runs in the demonstration of the Crankcase Ventilation System. We can attest to the positive effect of the Crankcase Ventilation System. In conclusion, the technology has demonstrated that it has both economic and environmental benefits”. Additional testing has been done by KLD Environmental Consultations also with similar positive results.

Specific Product Descriptions

Crankcase Ventilation System (gasoline)

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

Crankcase Ventilation System (diesel)

In diesel applications, the Crankcase Ventilation System is combined with an advanced oil and vapor closed crankcase system. By enclosing the road-draft tube the blow-by gases and oil mist are filtered and recycled. The remaining gases and vapors are returned to the combustion inlet while the oil mist is returned back into the crankcase.

Our Crankcase Ventilation System technology is referred to as an “Engine Treatment” technology, as the name implies, it functions after the treatment of the fuel and engine systems.

Internal Combustion Engine Crankcase Ventilation System

The Crankcase Ventilation System hydrocarbon separator and retriever or recovery filter is a key element of the system in that it, coupled with a positive crankcase ventilation value device, enables the device to recovery lower pressure hydrocarbons, which have been a real and material contributor to higher engine emission levels and less effective engine operation. This technology is more effective than passive systems currently in use, provides excellent fuel efficiency and goes much farther to eliminate fugitive crankcase emissions. The original design goal was to provide a more aggressive method of emission reduction that was possible by passive means, thereby improving both emission control and fuel efficiency. Preliminary tests by us indicate that the Crankcase Ventilation System exhibits close to 99% efficiency (based on energy recouped compared with energy used) and close to 100% effectiveness in reduction of fugitive crankcase emissions. Preliminary testing by us and independent testing sources indicate that the Crankcase Ventilation System in gasoline engines may be able to reduce nitrogen oxides by as much as 25% and hydrocarbons and carbon monoxide as much as 40%, while increasing gas mileage by as much as 30% and prolonging engine life by as much as 100%. These factors will require further verification but, if supported, will allow a significant marketing advantage. The Crankcase Ventilation System also increases the useful life of the engine’s spark plugs and oil contamination and sludge build-up are also reduced, extending the time required between tune-ups. In diesel engines, the Crankcase Ventilation System obtains similar engine enhancement and lower emission results.

Pricing

We have not yet determined the exact pricing for our products but intend to develop pricing strategies commensurate with the results of our market research. We anticipate that our Crankcase Ventilation System product will be sold to end users for a price in the range of $100 to $200 plus installation and the pricing to original equipment manufacturers might be in the range of $50 to $125.

Marketing Strategy

We hope to establish ourselves as a provider of technology to capture blow-by gases and related crankcase ventilation system and emission reduction and, thereafter to aggressively expand as a provider of multiple fuel efficiency and emission reduction technologies and related systems that solve practical emission reduction and engine combustion systems deployment problems. The current development framework and systems and designs are based on this strategy.

A key part of our core short- and long-term strategy is to work with chosen business, strategic and original equipment manufacturer partners to establish recurring revenues. Our multiple versions of our Crankcase Ventilation System give other developers, original equipment manufacturers and licensees the flexibility to utilize different aspects of our technologies. This flexibility allows customers the freedom to determine the most efficient and cost effective way of implementing the Crankcase Ventilation System technology into their products. We will focus pull through marketing programs, such as getting governments and end-users to request the CVS technology and products from vehicle and transportation companies.

The critical objectives of our marketing strategy over the next twenty-four months are outlined below:

1.
We will continue to enhance our Crankcase Ventilation System prototypes and products and enhance expected capabilities and confirm commercialization steps in three phases. These phases are outlined below:

Phase I:	Focus on the continued development of the Crankcase Ventilation System and all related technologies so as to have a solution to be able to sell/market in all vertical markets before the end of 2006.

Phase II:
To have products ready for shipment by the end of the third quarter of 2006 so as to be able to offer all strategic partners, customers, original equipment manufacturers and end-users products in the first three months of year 2007.

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

2.
We will continue to demonstrate how the Crankcase Ventilation System technology can be retrofitted into various standard and commercial vehicles. Starting in 1996, field-testing began on our Crankcase Ventilation System technology and we continue to seek additional parties to do next generation pilots. We will continue the task of seeking early-stage adopters of our Crankcase Ventilation System technology in applications and vehicles before the end of the second quarter of year 2007.

3.
The Company intends to adopt a pull-through market strategy. Our strategy evolves around developing and commercializing our Crankcase Ventilation System technology and sub-components tailored to the specific application needs of industry original equipment manufacturers and partners (e.g.., fleet, transportation, automotive, trucks, etc.), while focusing solely on licensing the entire Crankcase Ventilation System technology eventually to an established party for full-scale market commercialization (i.e.., automotive and/or truck manufacturer, automobile maker, automobile retrofit supplier, etc.). We will work directly with end-users (who could pull-through our products to manufacturers) as well as original equipment manufacturers and partners to establish emission reduction products that are based on specific requirements and on the manufacturing and internal partners’ capabilities. Conversely, with respect to the entire Crankcase Ventilation System, we will seek to form one or several manufacturing joint ventures or licensee agreements. In this situation, we will continue to play a leading role in the development area, up to and including the production and testing of prototypes for technical and commercial evaluations. In the long-term, we will continue to provide technical support and research & development to the manufacturing and marketing activities of our joint venture partners regarding the Crankcase Ventilation System technology. Accordingly, the strategy includes three main components:

a.	Development and licensing activities regarding the Crankcase Ventilation System technology;
b.	Direct sales and manufacturing activities; and
c.	Various system manufacturing and/or sale activities.

4.
Ultimately, we will seek to expand our range of strategic partners and other pilot projects. As part of our business model to creating a joint venture and/or securing a licensing agreement with an established partner, our management has undertaken preliminary discussions regarding partnering agreements but intends to pursue these continuously with the goal that pilot projects, targeted at vehicle fleets, may begin in calendar year 2005. We are able to serve as the development arm of any original equipment manufacturers and/or partners while also actively pursuing in contract development and preproduction work. As part of our development role, we will continue to produce and test prototypes, for external customers and for joint venture partners. Fine tuning adjustments usually needed during the early stages of production will best be resolved by having the original equipment manufacturers and joint venture partners available on site. Once larger production volumes are needed, production will be moved to original equipment manufacturers and/or partners’ mass manufacturing plants, whose design will benefit from the experience acquired during the ramp-up phase. We intend to contract with OEMs and client partners for the production and test of the samples we will need to implement our development strategy.

5.
On a longer term basis, we will focus on contract opportunities most likely to lead to licensing transactions. We desire that such opportunities will involve research areas in which we maintain a strong potential patent position and customers, which have the necessary industrial resources and market presence to successfully commercialize the licensed technologies.

Suppliers

While we currently have no contracts for production, we are investigating production strategies including use of original equipment manufacturers and licensing arrangements.

Intellectual Property

We have received an assignment of letters patent, transferring ownership to the technology referred to as the crankcase ventilation system. As assignee, we are considered the owner of the intellectual property associated with the patent. We presently hold no other intellectual property protected by letters patent nor have we filed for such letters patent entitling us to claim “patent pending” on any other technology. We anticipates that some of the derivative technology resulting from the development of the crankcase ventilation system will be appropriate for application for patents.

We also own certain trademarks associated with the marketing of our products. None of our marks have been registered with the US Patent and Trademark Office or any state trademark agency. We also claim copyright to certain white papers and marketing pieces.

Competition

The industry is marked by competition in two industry segments: emission reduction and fuel efficiency. Our product is designed to compete within both segments. We face competition from numerous foreign and domestic companies of various sizes, most of which are larger and have greater capital resources. Competition in these areas is further complicated by possible shifts in market share due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

Passive crankcase ventilation systems have been available for many years and have been, in fact, a required emission-control system on certain vehicles. In addition, the Environmental Protection Agency is responsible for setting emission standards that all vehicles must meet. These emissions standards must be met by all new vehicles produced, resulting in all car manufacturers developing technology to lower emissions and raise fuel efficiency. In addition to car manufacturers, we compete against other companies that develop after-market products that lower emissions and/or increase fuel efficiency. Some of these competitors’ products include Racor’s CCV, Majestic SAFE-T-PRODUCTS Refilter, Save the World Air, Inc’s Mark I ZEFS device and Indigo Electronics CVS for boats.

Employees

As of April 1, 2006, we have three full-time employees, all of whom are management. We regularly utilize the services of consultants on an as-needed basis. None of our employees belongs to a collective bargaining union. We have not experienced a work stoppage and believe that our employee relations are good.

RISKS RELATED TO BUSINESS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $137,702,414 for the year ended December 31, 2005 and $106,417,974 for the year ended December 31, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our research and development activities. We anticipate that we will require up to approximately $5,500,000 to fund our anticipated research and development operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 13, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $247,676,149 during the period from inception, August 13, 2002, to December 31, 2005. In addition, at December 31, 2005, we were in a negative working capital position of $404,264 and had a stockholders' deficit of $360,556. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Many of Our Competitors are Larger and Have Greater Financial and Other Resources than We do and Those Advantages Could Make it Difficult for Us to Compete With Them

The general market for our products and services is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

We Acquired Rights to Our Technology from One of the Founding Investors Without a Valuation Opinion or Arm’s Length Negotiations

We acquired rights to our technology from one of the founding investors for a price and consideration which we believe to be reasonable but this price was not negotiated on an arm’s length basis nor was the transaction based upon a valuation opinion supporting that price. As a result, there is no assurance that price paid nor terms are reasonable. If the price paid was not reasonable or the terms of such transaction were not reasonable, we may have incurred costs which do not reflect the true value of the assets acquired and such costs may have unreasonably limited our likelihood of achieving our financial goals.

Our Inability to Raise Sufficient Funds to Build a Research and Development Lab Could Result in the Loss of Our Rights to Our Technology

In connection with the acquisition of our rights to our technology from one of the founding investors, we covenanted to build a $5 million research and development lab and manufacturing plant. We currently do not have the ability to build this lab and will need to raise the funds to do so. In the event that we cannot raise the funds to build the lab, the founding investor who sold us the technology has the right to rescind the transaction and we would lose our rights to the technology. The loss of our right to the technology would have a material adverse impact on our business, such as the loss of products and services, which would reduce or eliminate most or all of our potential revenue source.

A Manufacturer's Inability to Produce Our Goods on Time and to Our Specifications Could Result in Lost Revenue and Net Losses

We do not own or operate any manufacturing facilities and therefore will depend upon independent third parties for the manufacture of all of our products. Our products will be manufactured to our specifications by domestic or foreign manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of sales of the product, if any sales could be made. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

As a Result of Our Industry, We Need to Maintain Substantial Insurance Coverage, Which Could Become Very Expensive or Have Limited Availability.

Our marketing and sale of products and services related to the medical and emergency care fields creates an inherent risk of claims for liability. As a result, we have secured and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured to have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, there is no assurance that our insurance provider will not drop our insurance or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts which would result in increased liability to claims.

Any Inability to Adequately Protect Our Proprietary Technology Could Harm Our Ability to Compete

Our future success and ability to compete depends in part upon our proprietary technology, patents and trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We have been assigned one patent previously issued by the United States Patent and Trademark Office. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with competitive advantage or to prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations.

Our Products may Infringe Upon the Intellectual Property Rights of Others and Resulting Claims Against Us Could be Costly and Require Us to Enter Into Disadvantageous License or Royalty Arrangements

The automotive parts industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing upon known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and our attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and number of features of, our products grow.

If We Are Unable to Retain the Services of Messrs. Procopio or Monros or Mrs. Procopio or If We Are Unable to Successfully Recruit Qualified Personnel, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Mario Procopio, our Chief Executive Officer, President and Chairman of the Board, Mr. Serge Monros, our Chief Technology Officer, and Mrs. Kathy Procopio, our Treasurer and Secretary. Loss of the services of Messrs. Procopio or Monros or Mrs. Procopio could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Monros or Mrs. Procopio. We have key-man life insurance in the amount of $1 million on Mr. Procopio. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of April 14, 2006, we had 292,106,564 shares of common stock issued and outstanding, convertible debentures outstanding and that are required to be issued in connection with the securities purchase agreement that may be converted into an estimated 682,500,000 shares of common stock at current market prices and outstanding warrants to purchase 5,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

If we are unable to make repayment of the convertible debentures on a monthly basis, our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of April 13, 2006 of $0.03.
			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 20%	Issuable	Stock

25%	$.0225	$.018	300,555,556	50.71%
50%	$.015	$.012	453,333,334	60.81%
75%	$.0075	$.006	911,666,667	75.73%

As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price feature of our Convertible Debentures May Encourage Investors to Make Short Sales in Our Common Stock, Which Could Have a Depressive Effect on the Price of Our Common Stock.

The convertible debentures are convertible into shares of our common stock at a 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as Golden Gate Investors converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. Golden Gate Investors could sell common stock into the market in anticipation of covering the short sale by converting its securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Convertible Debentures and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although Golden Gate Investors may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent Golden Gate Investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, Golden Gate Investors could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Convertible Debentures and Registered Pursuant To a Registraion Statement May Not Be Adequate And We May Be Required to File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Registered Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, we have registered 450,000,000 shares to cover the conversion of the convertible debentures. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures and have registered may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required for any Reason to Repay Our Outstanding Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In May 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $50,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 5 ¼% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 150% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Series A and C Convertible Preferred Stock and the Issuance of Shares Upon Conversion of the Series A and C Convertible Preferred Stock Would Cause Immediate and Substantial Dilution to Our Existing Stockholders.

As of April 14, 2006, we had 292,106,564 shares of common stock issued and outstanding and series A and C convertible preferred stock that may be converted into 1,645,527,500 shares of our common stock. The issuance of shares upon conversion of the series A and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Officers And Directors Own a Controlling Interest in Our Voting Stock And Investors Will Not Have Any Voice in Our Management.

As a result of ownership of stock options and convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 85% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

●  election of our board of directors;
●  removal of any of our directors;
●  amendment of our certificate of incorporation or bylaws; and
●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal mailing address at 9852 West Katella Avenue, #363, Anaheim, California 92804. Our telephone number at that office is (714) 740-0601 and our facsimile number is (714) 740-0030. We lease approximately 5,000 square feet of office space for $5,000 a month or the equivalent in stock. In the same facility, we also have access to over a 100,000 square feet of office and lab space with research and development and test equipment. The office and R&D space is located at 2530 S. Birch St., Santa Ana, CA. 92707. The lease runs until May 1, 2009. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, if needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to a written consent of a majority of stockholders dated August 19, 2005, in lieu of a special meeting of the stockholders, the majority of stockholders approved the following actions:

1. To elect five directors to the Company's Board of Directors, to hold office until their successors are elected and qualified or until their earlier resignation or removal;

2.  To ratify certain financing transactions requiring potential stock issuances in excess of currently authorized capital stock;

3. To amend the Company's Articles of Incorporation, as amended, to:

(a) increase the number of authorized shares of common stock, par value $.001 per share (the “Common Stock”), of the Company from 1,000,000,000 shares to 6,000,000,000 shares;

(b)  increase the number of authorized shares of preferred stock, par value $.001 per share (the “Preferred Stock”), of the Company from 30,000,000 shares to 40,000,000 shares;

4. To ratify the selection of Ham, Langston & Brezina, L.L.P. as independent registered public accounting firm of the Company for the year ending December 31, 2005; and

5. To adopt the Company’s 2005 Incentive Stock Plan.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "SVMI.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2004
First Quarter	0.02	0.02
Second Quarter	0.02	0.02
Third Quarter (1)	0.43	0.02
Fourth Quarter (2)	5.50	0.13

Fiscal Year 2005
First Quarter	0.40	0.12
Second Quarter	0.38	0.03
Third Quarter	0.06	0.01
Fourth Quarter	0.06	0.01

Fiscal Year 2006
First Quarter	0.04	0.01
Second Quarter (3)	0.03	0.02

(1) Reflects a 1:25 reverse stock split.
(2) Reflects a 1:100 reverse stock split.
(3) As of April 12, 2006.

HOLDERS

As of April 14, 2006, we had approximately 337 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2005, the Company issued the following:

The Company issued 42,828,835 shares of common stock and 6,060,000 shares of Series C Preferred Stock to various individuals that provided consulting and other services to the Company and recognized compensation expense of $105,553,218 related to those issuances.

The Company issued 22,150,950 shares of common stock to under private placements of its common stock and received cash proceeds of $396,360.

The Company issued 244,763 shares of common stock upon exercise of stock warrants.

The company issued 42,215,361 shares of common stock upon conversion of $2,448 of convertible debt.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2005, we have not generated any revenue from operations. As of December 31, 2005, we have accumulated net losses in the development stage of $247,676,149 for the period from inception, August 13, 2002, to December 31, 2005. Additionally, at December 31, 2005, we are in a negative working capital position of $404,264 and had a stockholders' deficit of $360,556. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2006, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2005, we had limited operations and we expect to require additional cash of approximately $5,000,000 over the next twelve months. Those funds will be used continued operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2005, total current assets were $44,044 consisting of cash and cash equivalents of $336, equipment of $5,208 and and intangible assets (patents) of $38,500.

Total current liabilities were $404,600 as of December 31, 2005, consisting of notes payable of $142,500, convertible debt of $47,552, accounts payable and accrued liabilities of $31,448, deposit for warrant exercise of $23,805 and accounts payable assumed in recapitalization of $159,295

We had a negative working capital of $360,556 as of December 31, 2005.

We did not have any cash flows from or net cash used in investing activities during the quarter ended December 31, 2005.

We incurred net losses of $247,676,149 during the period from inception, August 13, 2002, to December 31, 2005. In addition, at December 31, 2005, we were in a negative working capital position and had a stockholders' deficit of $360,556. As a result, our independent registered public accounting firm, in its report dated April 13, 2006, has expressed substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

•	further implement our business plan;
•	obtain additional financing or refinancing as may be required; and
•	generate revenues.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with an accredited investor on May 5, 2005, and amended on May 5, 2005, for the sale of (i) $50,000 in convertible debentures and (ii) warrants to buy 5,000,000 shares of our common stock. The investor provided us with an aggregate of $200,000 as follows:

•	$50,000 was disbursed to us on May 5, 2005;
•	$50,000 was disbursed on or about July 31, 2005 to various professionals for services provided to our company; and
•	$100,000 was disbursed on or about July 31, 2005.

The debentures bear interest at 5 ¼%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture; and the product thereof shall be divided by the conversion price. The conversion price for the convertible debentures is the lesser of (i) $0.75; (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the of the volume weighted average on the trading day prior to conversion. If the volume weighted average price is below $0.20 on a conversion date, we have the right to pre-pay the amount of the debenture the holder elects to convert, plus accrued and unpaid interest, at 150% of such amount; however, if we elect to pre-pay in this situation, the debenture holder has the right to withdraw the notice of conversion. Also, if the volume weighted average price is below $0.20 at any point during a month, the holder is not obligated to convert any portion of the debenture during that month. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 5,000,000 shares of common stock at an exercise price of $1.09 per share.

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

There are two conditions that may reduce the aggregate purchase price paid by Golden Gate below $5,500,000:

1. The conversion and exercise provisions of the securities provide that at no time may Golden Gate acquire ownership of more that 9.9% of our outstanding common stock; and

2. If at the time of a conversion/exercise, the conversion price would be less than $.20, then (a) Golden Gate is not obligated to convert any portion of the convertible debenture or exercise any portion of the warrant for that month or (b) we may opt to redeem the amount of principal that the holder presents for conversion at 150% of face value, either of which events would reduce the aggregate purchases under the convertible debentures and warrants.

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

ITEM 7. FINANCIAL STATEMENTS.

FELLOWS ENERGY LTD.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Registered Independent Public Accounting Firm	F-2

Consolidated Balance Sheets at and December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004,
and for the period from inception, August 13, 2002, to December 31, 2005	F-4

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2005 and	F-5 to F-10
2004, and for the period from inception, August 13, 2002, to December 31, 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and	F-11
for the period from inception, August 13, 2002, to December 31, 2005

Notes to Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
SaVi Media Group, Inc.

We have audited the accompanying consolidated balance sheet of SaVi Media Group, Inc. (a corporation in the development stage) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from inception, August 13, 2002, to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SaVi Media Group, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception, August 13, 2002, to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
April 13, 2006

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED BALANCE SHEET
December 31, 2005 and 2004

	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$336	$3,835

Total current assets	336	3,835

Equipment, net	5,208
Intangible assets - patents	38,500	38,500

Total assets	$44,044	$42,335

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Note payable	$142,500	$-
Convertible debt	47,552	-
Accounts payable and accrued liabilities	31,448	10,000
Deposit for warrant exercise	23,805	-
Accounts payable assumed in recapitalization	159,295	159,295

Total current liabilities	404,600	169,295

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 6,060,000 issued and
outstanding at December 31, 2005	6,060	-
Common stock: $0.001 par value, 6,000,000,000 shares
authorized, 209,109,976 and 86,947,767 shares issued and
187,919,976 and 86,947,767 shares outstanding
at December 31, 2005 and 2004, respectively	209,110	86,947
Additional paid-in capital	247,090,423	109,749,828
Losses accumulated during the development stage	(247,676,149)	(109,973,735)

Total stockholders' deficit	(360,556)	(126,960)

Total liabilities and stockholders' deficit	$44,044	$42,335

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

			Inception to
	2005	2004	December 31, 2005

Operating costs and expenses:
General and administrative expenses,
except stock based compensation	$894,408	$316,216	$1,527,945
Stock-based compensation	136,803,218	106,233,015	245,439,439

Loss from operations	(137,697,626)	(106,549,231)	(246,967,384)

Other income and (expenses)
Interest Income	1	5	18
Gain on settlement	-	197,033	197,033
Cost of rescission	-	(43,074)	(43,074)
Cost of recapitalization	-	-	(273,987)
Goodwill impairment	-	-	(541,101)
Interest expense	(4,789)	(22,707)	(47,654)

Total other income and expenses, net	(504,788)	131,257	(708,765)

Net loss	$(137,702,414)	$(106,417,974)	$(247,676,149)

Weighted average shares outstanding	121,294,340	3,244,449

Net loss per common share - basic and dilutive	$(1.14)	$(32.80)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at inception, August 13, 2002	-	$-	-	$-

Initial contribution to establish Energy
Resource Management, Inc.	-	-	-	-

Recapitalization on August 26, 2002	-	-	-	-

Common stock issued in exchange
for consulting services	-	-	-	-

Net Loss	-	-	-	-

Balance at December 31, 2002	-	$-	-	$-

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at inception, August 13, 2002	-	$-	-	$-

Initial contribution to establish Energy
Resource Management, Inc.	-	-	-	-

Recapitalization on August 26, 2002	-	-	5,335	5

Common stock issued in exchange
for consulting services	-	-	1,086	1

Net Loss	-	-	-	-

Balance at December 31, 2002	-	$-	6,421	$6

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at inception, August 13, 2002	$-	$-	$-	$-

Initial contribution to establish Energy
Resource Management, Inc.	1,020	-	-	1,020

Recapitalization on August 26, 2002	(5)	-	-	-

Common stock issued in exchange
for consulting services	2,233,149	(1,030,917)		1,202,232

Net Loss	-	-	(1,555,838)	(1,555,838)

Balance at December 31, 2002	$2,234,164	$(1,030,917)	$(1,555,838)	$(352,586)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2002	-	$-	-	-

Recognition of deferred compensation
under consulting agreements	-	-	-	-

Common stock issued for cash under
Regulation D offering	-	-	-	-

Common stock issued in exchange
for consulting services and
employee compensation	-	-	-	-

Common stock issued in exchange
for extension of acquisition
agreement	-	-	-	-

Common stock issued as a contribution
to a related charitable organization	-	-	-	-

Common stock issued to escrow for
acquisition of DreamCity	-	-	-	-

Interest recognition on loan from
stockholder	-	-	-	-

Net loss	-	-	-	-

Balance at December 31, 2003	-	$-	-	$-

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2002	-	$-	6,421	$6

Recognition of deferred compensation
under consulting agreements	-	-	-	-

Common stock issued for cash under
Regulation D offering	-	-	4,180	4

Common stock issued in exchange
for consulting services and
employee compensation	-	-	1,200	1

Common stock issued in exchange
for extension of acquisition
agreement	-	-	110	-

Common stock issued as a contribution
to a related charitable organization	-	-	2,280	3

Common stock issued to escrow for
acquisition of DreamCity	-	-	8,000	8

Interest recognition on loan from
stockholder	-	-	-	-

Net loss	-	-	-	-

Balance at December 31, 2003	-	$-	22,191	$22

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at December 31, 2002	$2,234,164	$(1,030,917)	$(1,555,838)	$(352,585)

Recognition of deferred compensation
under consulting agreements	-	1,030,917	-	1,030,917

Common stock issued for cash under
Regulation D offering	154,996	-	-	155,000

Common stock issued in exchange
for consulting services and
employee compensation	170,055	-	-	170,056

Common stock issued in exchange
for extension of acquisition
agreement	4,400	-	-	4,400

Common stock issued as a contribution
to a related charitable organization	91,197	-	-	91,200

Common stock issued to escrow for
acquisition of DreamCity	359,992	-	-	360,000

Interest recognition on loan from
stockholder	6,209	-	-	6,209

Net loss	-	-	(1,999,913)	(1,999,913)

Balance at December 31, 2003	$3,021,013	$-	$(3,555,751)	$(534,716)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2003	-	$-	-	$-

Common Stock issued for acquisition of
patent rights	5,000,000	5,000	-	-

Common stock issued for cash under
Regulation D offering	-	-	-	-

Common stock issued in payment of
legal fees	-	-	-	-

Special dividend to certain major
stockholders in Gene-Cell, Inc.	-	-	-	-

Common stock issued in exchange
for consulting services and
employee compensation	5,000,000	5,000	-	-

Common stock issued to repay
debt	-	-	-	-

Common stock issued to round stock splits	-	-	-	-

Net loss	-	-	-	-

Balance at December 31, 2004	10,000,000	$10,000	-	$-

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2003	-	$-	22,191	$22

Common Stock issued for acquisition of
patent rights	-	-	5,100,000	5,100

Common stock issued for cash under
Regulation D offering	-	-	39,600,000	39,600

Common stock issued in payment of
legal fees	-	-	252,000	252

Special dividend to certain major
stockholders in Gene-Cell, Inc.	-	-	5,000,000	5,000

Common stock issued in exchange
for consulting services and
employee compensation	-	-	31,926,240	31,926

Common stock issued to repay
debt	-	-	5,002,000	5,002

Common stock issued to round stock splits	-	-	45,336	45

Net loss	-	-	-	-

Balance at December 31, 2004	-	$-	86,947,767	$86,947

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at December 31, 2003	$3,021,013	$-	$(3,555,751)	$(534,716)

Common Stock issued for acquisition of
patent rights	(10,100)	-	-	-

Common stock issued for cash under
Regulation D offering	403,125	-	-	442,725

Common stock issued in payment of
legal fees	49,748	-	-	50,000

Special dividend to certain major
stockholders in Gene-Cell, Inc.	(5,000)	-	-	-

Common stock issued in exchange
for consulting services and
employee compensation	106,196,089	-	-	106,233,015

Common stock issued to repay
debt	94,998	-	-	100,000

Common stock issued to round stock splits	(45)	-	-	-

Net loss	-	-	(106,417,974)	(106,417,974)

Balance at December 31, 2004	$109,749,828	$-	$(109,973,725)	$(126,950)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2004	10,000,000	$10,000	-	$-

Common stock issued for cash under
Regulation D offering	-	-	-	-

Common and preferred stock issued in
exchange for consulting services and
employee compensation	-	-	-	-

Common stock issued upon exercise of
stock warrants	-	-	-	-

Common stock issued for conversion of
notes payable	-	-	-	-

Return and cancellation of shares	-	-	-	-

Common stock issued to escrow for debt
conversions and warrant exercises	-	-	-	-

Issuance of compensatory stock options to
Chief Executive Officer	-	-	-	-

Value of beneficial conversion feature	-	-	-	-

Net Loss	-	-	-	-

Balance at December 31, 2005	10,000,000	$10,000	-	$-

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2004	-	$-	86,947,767	$86,947

Common stock issued for cash under
Regulation D offering	-	-	22,150,950	22,151

Common and preferred stock issued in
exchange for consulting services and
employee compensation	6,060,000	6,060	42,828,835	42,829

Common stock issued upon exercise of
stock warrants	-	-	244,763	245

Common stock issued for conversion of
notes payable	-	-	42,215,361	42,215

Return and cancellation of shares	-	-	(6,466,700)	(6,467)

Common stock issued to escrow for debt
conversions and warrant exercises	-	-	21,190,000	21,190

Issuance of compensatory stock options to
Chief Executive Officer	-	-	-	-

Value of beneficial conversion feature	-	-	-	-

Net Loss	-	-	-	-

Balance at December 31, 2005	6,060,000	$6,060	209,110,976	$209,110

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at December 31, 2004	$109,749,828	$-	$(109,973,735)	$(126,960)

Common stock issued for cash under
Regulation D offering	374,409	-	-	396,360

Common and preferred stock issued in
exchange for consulting services and
employee compensation	105,491,829	-	-	105,540,718

Common stock issued upon exercise of
stock warrants	266,547	-	-	266,792

Common stock issued for conversion of
notes payable	(39,967)	-	-	2,448

Return and cancellation of shares	6,467	-	-	-

Common stock issued to escrow for debt
conversions and warrant exercises	(21,190)	-	-	-

Issuance of compensatory stock options to
Chief Executive Officer	31,250,000	-	-	31,250,000

Value of beneficial conversion feature	12,500	-	-	12,500

Net Loss	-	-	(137,702,414)	(137,702,414)

Balance at December 31, 2005	$247,090,423	$-	$(247,676,149)	$(360,556)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

			Inception to
	2005	2004	December 31, 2005
Cash flows from operating activities:
Net loss	$(137,702,414)	$(106,417,974)	$(247,676,149)
Adjustments to reconcile net income to net
cash used by operating activities:
Gain on settlement	-	(197,033)	(197,033)
Impairment of goodwill	-	-	541.101
Cost of recapitalization	-	-	273,987
Amortization of deferred compensation	-	-	2,233,150
Compensatory common and preferred
stock issuances	105,540,718	106,233,015	211,943,789
Compensatory option issuances	31,250,000	-	31,250,000
Interest imputed on non-interest bearing note
from a stockholder	-	1,045	7,254
Interest expense recognized through
accretion of discount on long-term debt	12,500	16,543	32,832
Common stock issued for rescission agreement	-	43,074	43,074
Common stock issued to pay accounts payable	-	50,000	50,000
Depreciation expense	1,042	-	1,042
Changes in accounts payable and accrued liabilities	21,448	(76,033)	77,145

Net cash used by operating activities	(876,706)	(347,363)	(1,419,788)

Cash flows from investing activities:
Acquisition of equipment	(6,250)	-	(6,250)
Acquisition of patents	-	(38,500)	(38,500)

Net cash used in investing activities	(6,250)	(38,500)	(44,750)

Cash flows from financing activities:
Proceeds from stockholder advances	-	-	49,672
Proceeds from convertible debt	50,000	-	50,000
Proceeds from note payable	142,500	-	142,500
Proceeds from warrant exercise and deposit for
warrant exercise	290,597	-	290,597
Payments on notes payable	-	(60,000)	(63,000)
Proceeds from sale of common stock	396,360	442,725	995,105

Net cash provided by financing activities	879,457	382,725	1,464,874

Net increase (decrease) in cash and cash equivalents	(3,499)	(3,138)	336

Cash and cash equivalents at beginning of year	3,835	6,973	-

Cash and cash equivalents at end of year	$336	$3,835	$336

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

Stock-Based Compensation

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with SFAS No. 123.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $247,676,149 for the period from inception, August 13, 2002, to December 31, 2005. Additionally, at December 31, 2004, the Company is in a negative working capital position of $404,264 and has a stockholders' deficit of $360,556. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

3.	Agreement for Acquisition of Patent Rights, continued

Under the terms of the Agreement as amended, the Company acquired the Patents rights for the following consideration:

•
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

•	5,000,000 shares of common stock to both Serge Monros and Mario Procopio.

•
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

The Agreement contains two commitments by the Company as follows:

1.	Serge Monros and Mario Procopio each are to receive monthly compensation of $10,000 per month, depending on revenues and the raising of capital, but not less than $3,000 per month.

2.
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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

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

6.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balances is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

7.	Convertible Debt and Short-Term Advances

To obtain funding for its ongoing operations, the Company entered into a securities purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) on May 5, 2005, for the sale of (i) $50,000 of convertible debentures and (ii) warrants to buy 5,000,000 shares of our common stock at $1.09 per share. The Investor is obligated to provide the Company with an aggregate of at least $200,000 as follows:

On May 5, 2005, the Company received $50,000 from the investor for purchases of the convertible debentures and warrants.

The investor made payments to the Company as follows in 2005:

	Warrant Payments	Convertible Debt

Cash paid	$290,597	$50,000
Warrants exercised with debt conversions	(266,792)	(2,448)

Ending balance	$23,805	$47,552

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

7.	Convertible Debt and Short-Term Advances, continued

The advances made to the Company, other than the $50,000 initially received for purchase of the convertible debentures and warrants, are being applied to the exercise price of warrants at the future discretion of the Investor.

The convertible debentures bear interest at 5 1/4%, mature two years from the date of issuance, and are convertible into shares of the Company’s common stock, at the Investor’s option. The convertible debentures are convertible into shares of the Company’s based on the following formula: The Company will issue the number of shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture; and the product thereof shall be divided by the conversion price. The conversion price for the convertible debentures is the lesser of (i) $0.75; (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the of the volume weighted average on the trading day prior to conversion. If the volume weighted average price is below $0.20 on a conversion date, the Company has the right to pre-pay the amount of the debenture the Investor elects to convert, plus accrued and unpaid interest, at 150% of such amount; however, if the Company elects to pre-pay in this situation, the Investor holder has the right to withdraw the notice of conversion. Also, if the volume weighted average price is below $0.20 at any point during a month, the Investor is not obligated to convert any portion of the debenture during that month. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 5,000,000 shares of common stock at an exercise price of $1.09 per share.

The conversion provisions of the convertible debentures and the exercise provisions of the warrant are correlated so that the convertible debentures will be converted and the warrant exercised in like proportions. The result is that in any month in which the Investor converts the 5% minimum it will also exercise the 5% minimum under the warrant, which will result in it purchasing common stock for $275,000 ($272,500 paid in cash and $2,500 of the convertible debentures principal converted). In total, the conversion of the convertible debentures and exercise of the warrant could result in the Investor purchasing up to $5,500,000 of the Company’s common stock ($5,450,000 paid in cash and $50,000 of the convertible debentures principal converted) under the Agreement.

It is currently unlikely that the $5,500,000 available under the Agreement will ever be received because the Company’s stock price has fallen substantially below $0.20 and the Agreement contains a provision that if at the time of a conversion/exercise, the conversion price would be less than $.20, then the Investor is not obligated to convert any portion of the convertible debenture or exercise any portion of the warrant for that month or the Company may opt to redeem the amount of principal that the Investor presents for conversion at 150% of face value. These provisions will, in all likelihood, reduce the aggregate purchases under the convertible debentures and warrants.

The conversion terms of the convertible debentures represent a beneficial conversion feature. The value of the beneficial conversion features associated with convertible debt was estimated to be $12,500 and that value has been treated as a loan cost.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

7.	Convertible Debt and Short-Term Advances, continued

Following is an analysis of convertible debentures at December 31, 2005:

Contractual balance	$50,000

Less: conversions	(2,448)

Convertible debt	$47,552

8.	Long-Term Debt

On April 15, 2005, the Company entered into a $150,000 long-term debt agreement, bearing interest at 4% per year and due in April 2007. A total of 4,000,000 shares of the Company’s common stock collateralized this long-term debt and the Company can fully discharge its obligation under the agreement by issuing the shares. The Company paid origination fees of $7,500 in connection with the long-term debt and those fees are being amortized to interest expense over the term of the debt using the effective yield method.

Following is an analysis of long-term debt at December 31, 2005:

Contractual balance	$150,000

Less unamortized portion of beneficial conversion feature	(7,500)

Long-term debt	$142,500

9.	Income Taxes

The composition of deferred tax assets and the related tax effects at December 31, 2005 and 2004 are as follows:

	2005	2004

Benefit from carryforward of net operating loss	$1,470,727	$1,165,000
Less valuation allowance	(1,470,727)	(1,165,000)

Net deferred tax asset	$-	$-

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

9.	Income Taxes, continued

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the year ended December 31, 2004 and 2003, is as follows:

	2004		2003
	Amount	Percent	Amount	Percent

Benefit for income tax at	$36,182,111	34.0%	$46,818,821	34.0%
federal statutory rate
Non-deductible compensation	(36,119,225)	(34.0)	(46,513,094)	(33.8)
Non-taxable gain	66,991
Increase in valuation allowance	(129,877)	0.1	(305,727)	(0.2)

$-		-%	$-	-%

At December 31, 2005, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $5,208,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2025. The benefit from utilization of net operating loss carryforwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

10.	Lease Commitments

The Company is currently considering its facilities requirements and has not yet determined when an office space lease will be initiated. The Company is currently operating under a sublease from New Creation Outreach, Inc., a related party.

11.	Stockholders' Equity

During 2005, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 1,000,000,000 to 6,000,000,000 shares.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

11.	Stockholders' Equity, continued

Common Stock

Following is a description of transactions affecting common stock.

Year Ended December 31, 2005

The Company issued 42,828,835 shares of common stock and 6,060,000 shares of Series C Preferred Stock to various individual that provided consulting and other services to the Company and recognized compensation expense of $105,553,218 related to those issuances.

The Company issued 22,150,950 shares of common stock to under private placements of its common stock and received cash proceeds of $396,360.

The Company cancelled 6,466,700 shares previously issued to consultants.

The Company issued 244,763 shares of common stock to the Investor upon exercise of stock warrants.

The company issued 42,215,361 shares of common stock to the Investor upon conversion of $2,448 of convertible debt.

Year Ended December 31, 2004

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

11.	Stockholders' Equity, continued

Common Stock, continued

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

During April 2005, the Company granted a total of 250,000,000 options to Mario Procopio and Serge Monros as additional consideration for the assignment of the patent and services provided to us. The options were granted on April 6, 2005, are exercisable starting July 6, 2005, and expire on April 6, 2008. The options are exercisable at the rate of $250 for every one million shares of common stock ($0.00025 per share). These options represent all outstanding options of the Company at December 31, 2005. The options to Serge Monros were considered as part of the acquisition of patent rights. The options issued to Mario Procopio were valued at estimated market value of $31,250,000.

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at December 31, 2005.

Stock Warrants

Gene-Cell also issued stock warrants to investors prior to the recapitalization, which remain outstanding at December 31, 2003. Reverse stock splits by the Company resulted in the reduction of outstanding warrants to less than 100 shares with exercise prices that are so high that the exercise of the warrants will never be practical.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

11.	Stockholders' Equity, continued

Preferred Stock

During the year ended December 31, 2005, the Company set preferences for its Series A, B And C preferred stock. The Company is authorized to issue 30,000,000 shares of preferred stock, $0.01 par value per share. At September 30, 2005, the Company had 10,000,000 shares of series A preferred stock issued and outstanding and 6,060,000 shares of series C preferred stock issued and outstanding. The Company’s preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors.

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

12.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2005 and 2004. Those transactions are described in Note 9.

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

13.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2005 and 2004, the Company engaged in various non-cash investing and financing activities as follows:

During the year ended December 31, 2005, the Company issued $42,215,361 shares of common stock to convert $2,448 of convertible notes payable to equity.

During 2004, issued 4000 shares of common stock in payment of the acquisition price of 20% of SaVi Group (See Note 3). The Company subsequently issued 5,000,000 shares of common stock, 5,000,000 shares of Series A preferred stock and 125,000,000 three-year stock options to acquire shares of the Company's common stock at $0.00025 per share to complete the acquisition of the rights to the patents.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

13.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information, continued

On June 17, 2004 the Company issued 2000 shares of common stock to satisfy debt to a stockholder of $49,672.

During the years ended December 31, 2005 and 2004, the Company made cash interest payments of $-0- and $5,119, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following information sets forth the names of our officers and directors, their present positions with us, and their biographical information.

NAME	AGE	POSITION

Mario Procopio	44	Chief Executive Officer, President and Chairman of the Board of Directors
George Hukriede	62	Chief Financial Officer
Kathy Procopio	47	Secretary, Treasurer and Director
Serge Monros	54	Chief Technology Officer and Director
Phil Pisanelli	57	Vice President for Marking and Director
Rudy Rodriguez	54	Chief Operating Officer and Director

Directors hold office until the election and qualification of their successors at a meeting of the Company’s stockholders. Officers hold office, subject to removal at any time by the Board, until their successors are appointed and qualified.

Background of Directors and Executive Officers:

Mr. Mario Procopio has been our President, Chief Executive Officer since August 2004 and a director since July 2003. Since January 1999, Mr. Procopio has taught theology at STBC College in Anaheim, California. Mr. Procopio is married to Kathy Procopio, our Secretary, Treasurer and director. Mr. Procopio received an honorary doctorate in Theology from Southern California Community Bible College in June 2003.

George Hukriede has been our Chief Financial Officer since April 2005. Since January 2000, Mr. Hukriede has been the owner of LGH Consulting, Inc., a Westminister, California based consulting firm. Mr. Hukriede has previously been a staff accountant for Frazer & Torbet, located in Los Angeles, California; controller for Marshburn Farms, located in Norwalk, California; owner and principal of L. George Hukriede Accounting Corporation and managing partner of Hukriede, Walsh & Associates. Mr. Hukriede has been a certified public accountant since 1971. Mr. Hukriede received his Bachelor of Arts degree in Accounting from California State University, Long Beach in 1968.

Mrs. Kathy Procopio has been our Secretary and Treasurer since March 2004 and a director since March 2003. Since January 1985, Mrs. Procopio has has been the Chief Executive Officer and a director of New Creation Outreach, Inc., a Anaheim, California based non-profit. Mrs. Procopio is married to Mario Procopio, our President, Chief Executive Officer and director. Mrs. Procopio received an honorary doctorate in Theology from Southern California Community Bible College in June 2003.

Mr. Serge Monros has been the Chief Technology Officer and a director since August 2004. Since January 1998, Mr. Monros has been the owner on Monros Consulting, a Huntington Beach, California consulting company. Mr. Monros is also a director of New Creation Outreach, Inc., a Anaheim, California based non-profit.

Mr. Rudy Rodriguez has been our Chief Operating Officer since June 2005 and a director since November 2005. Since February 2000, Mr. Rodriguez has been the procurement manager for American Range, a commercial cooking equipment manufacturer located in Pacoima, California. Prior to February 2000, Mr. Rodriguez was the director of purchasing at Wilbur Curtis Company, Inc., a commercial coffee and tea equipment manufacturer located in Los Angeles, California.

Mr. Phil Pisanelli has been a director since August 2004. Since January 1981, Mr. Pisanelli has been the calibration manager for Boeing, Inc., located in Palm Dale, California.

Audit Committee

The Board of Directors has appointed an Audit Committee of the Board. The present members of the Audit Committee are Ben Lofstedt and Kathy Procopio. The Board of Directors has determined that Kathy Procopio is qualified to serve as an “audit committee financial expert”, as defined in the Regulations of the Securities and Exchange Commission. Mr. Lofstedt is an “independent director”, as defined in the Regulations of the Securities and Exchange Commission.

Code Of Ethics

The Company has adopted a “Code of Business Ethics for SaVi Media Group, Inc.” The Code is applicable to all employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company will provide a copy of the Code of Ethics, without charge, to any person who submits a request in writing to the President of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2005, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2005, 2004 and 2003 exceeded $100,000:

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

							Other
				Annual	Restricted	Options	LTIP
Name & Principal		Salary	Bonus	Compen-	Stock	SARs	Payouts	All Other
Position	Year	($)	($)	sation ($)	Awards($)	(#)	($)	Compensation
Mario Procopio	2005	32,000	0	-	-	-	-	-
Chief Executive	2004	38,840	0	-	100,000	-	-	-
Officer	2003	9,625	0	-	-	-	-	-
Kathy Procopio	2005	0	0	-	$40,000	-	-	-
Chief Financial	2004	0	0	-	$460,000	-	-	-
Officer	2003	0	0	-	-	-	-	-

Employment Agreements

None.

Remuneration of Directors

We currently do not have in effect a policy regarding compensation for serving on our board of directors. However, we do reimburse our directors for their reasonable expenses incurred in attending meetings of our board and our non-employee directors are periodically granted shares or options to purchase shares of our common stock.

Stock Option Plans

The 2005 Incentive Stock Plan was adopted by the Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options.

2005 Incentive Stock Plan

The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors.

Option/Stock Appreciation Right Grants in 2005

None.

Aggregate Option/SAR Exercises in 2005 and December 31, 2005 Option Values

None.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	25,000,000	$0	25,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	25,000,000	$0	25,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of April 14, 2006, the number of and percent of the Company's common stock beneficially owned by

o all directors and nominees, naming them,
o our executive officers,
o our directors and executive officers as a group, without naming them, and
o persons or groups known by us to own beneficially 5% or more of our common stock:

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from April 14, 2006 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 14, 2006 have been exercised and converted.

		NUMBER OF
		SHARES
NAME AND ADDRESS		BENEFICIALLY		PERCENTAGE OF
OF OWNER	TITLE OF CLASS	OWNED(1)		CLASS (2)

Mario Procopio	Common Stock	125,100,000	(3)	29.99%
2530 S. Birch Street, #A
Santa Ana, California 92707

Kathy Procopio	Common Stock	658,548,300	(4)	69.90%
2530 S. Birch Street, #A
Santa Ana, California 92707

George Hukriede	Common Stock	500,000		*
2530 S. Birch Street, #A
Santa Ana, California 92707

Serge Monros	Common Stock	782,102,300	(5)	73.29%
2530 S. Birch Street, #A
Santa Ana, California 92707

Phil Pisanell	Common Stock	1,000,000		*
2530 S. Birch Street, #A
Santa Ana, California 92707

Ben Lofstedt	Common Stock	2,000,000		1.05%
2530 S. Birch Street, #A
Santa Ana, California 92707

All Officers and Directors	Common Stock	1,569,250,600	(6)	85.19%
As a Group (6 persons)
Alexander M. Haig Jr.	Common Stock	50,000,000	(7)	14.62%
2530 S. Birch Street, #A
Santa Ana, California 92707

Alexander P. Haig	Common Stock	50,000,000	(7)	14.62%
2530 S. Birch Street, #A
Santa Ana, California 92707

Steve Botkin	Common Stock	102,000,000	(8)	25.88%
405 S. Fann Street
Anaheim, California 92804

Cyrus Project Incorporated	Common Stock	39,527,500	(9)	11.92%
PO Box 1969
Huntington Beach, CA 92647-1969

G & K Automotive Conversion	Common Stock	100,000,000	(10)	25.50%
Inc.
2530 Birch St
Santa Ana, Ca 92707

His Devine Vehicle	Common Stock	656,548,300	(11)	69.69%
11001 E. Valley Mall, Suite 301C
El Monte, California 91731

New Creation Outreach, Inc.	Common Stock	656,548,300	(12)	69.69%
2530 S. Birch Street, #A
Santa Ana, California 92707

His Devine Vehicle	Preferred A	5,000,000		50%

New Creation Outreach, Inc.	Preferred A	5,000,000		50%

His Devine Vehicle	Preferred C	1,500,000		23.24%

New Creation Outreach, Inc.	Preferred C	1,500,000		23.24%

Alexander M. Haig Jr.	Preferred C	500,000		7.75%

Alexander P. Haig	Preferred C	500,000		7.75%

Steve Botkin	Preferred C	1,020,000		15.80%

Cyrus Project Incorporated	Preferred C	395,275		6.12%

G & K Automotive Conversion	Preferred C	1,000,000		15.49%

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 16, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 292,106,564 common shares; 10,000,000 Preferred "A" Shares and 6,455,275 Preferred "C" Shares outstanding as of April 14, 2006.

(3) Includes 125,000,000 shares of common stock underlying options.

(4) Includes 6,548,300 shares of common stock, 500,000,000 shares of common stock underlying series A convertible preferred stock and 150,000,000 shares of common stock underlying series C convertible preferred stock owned by New Creation Outreach, Inc., of which Mrs. Procopio is the Chief Executive Officer.

(5) Includes 450,000 shares owned by Mr. Monros’ minor children and 125,000,000 shares of common stock underlying options. Also includes 6,548,300 shares of common stock, 500,000,000 shares of common stock underlying series A convertible preferred stock and 150,000,000 shares of common stock underlying series C convertible preferred stock owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.

(6) Includes 250,000,000 shares of common stock underlying options, 1,000,000,000 shares of common stock underlying series A convertible preferred stock and 300,000,000 shares of common stock underlying series C convertible preferred stock.

(7) Includes 50,000,000 shares of common stock underlying series C convertible preferred stock

(8) Includes 102,000,000 shares of common stock underlying series C convertible preferred stock

(9) Includes 39,527,500 shares of common stock underlying series C convertible preferred stock

(10) Includes 102,000,000 shares of common stock underlying series C convertible preferred stock

(11) Includes 500,000,000 shares of common stock underlying series A convertible preferred stock and 150,000,000 shares of common stock underlying series C convertible preferred stock.

Series A and C Voting Rights

Each share of Series A and C convertible preferred stock shall be entitled to cast that number of votes per share as is equal to the number of votes that holder would be entitled to cast had such holder converted his shares into shares of Common Stock on the record date for such vote. Each share of Series A and Series C convertible preferred stock is convertible into 100 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

We previously acquired DreamCity Entertainment from Michael Davis for stock and future cash payments which were never made. Mr. Davis the prior owner of DreamCity and primary reason for the DreamCity acquisition, left us on October 27, 2004. Our original agreement with Michael Davis allowed us to cancel all obligations under the DreamCity acquisition agreement and, accordingly, we recognized a $197,038 gain on cancellation of debt.

We, having previously issued 4,000 shares of common stock towards the acquisition of SaVi Group, holder of patents from Serge Monros, subsequently issued 5,000,000 shares of common stock, 5,000,000 shares of Series A preferred stock and 125,000,000 three-year stock options (to acquire shares of our common stock at $0.00025 per share) to Serge Monros to complete the acquisition of the rights to the patents. Serge Monros also received 100,000 shares of common stock as compensation for his role as our chief technology officer. We also issued 17,560,000 shares of common stock to associates of Serge Monros that were involved in the initial development of the patents that he owns.

We subsequently issued 5,100,000 shares of common stock, 5,000,000 shares of Series A preferred stock and 125,000,000 three-year stock options to acquire shares of our common stock at $0.00025 per share to Mario Procopio, our Chief Executive Officer, for compensation and for his efforts in arranging the acquisition of the rights to the patents owned by Serge Monros.

We issued 2,000,000 shares of common stock to Kathleen Procopio for services she provided as our chief financial officer. Kathleen Procopio is the spouse of our chief executive officer, Mario Procopio.

Prior to August 1, 2005, we leased approximately 600 square feet of office space from an affiliated company, New Creation Outreach, for $600 a month. Kathy Procopio, our Secretary, Treasurer and member of the Board of Directors is the Chief Executive Officer and a director of New Creation Outreach. In addition, Serge Monros, our Chief Technology Officer and member of the Board of Directors is also a director of New Creation Outreach.

We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS.

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation, filed March 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (the “Commission”) on June 27, 2005 and incorporated herein by reference.

3.2
Amendment to the Articles of Incorporation, as amended and restated, filed April 22, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.3	Certificate of Designation of Series A Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.4	Certificate of Designation of Series B Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.5	Certificate of Designation of Series C Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.6	By-laws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

4.1	Securities Purchase Agreement dated May 5, 2005 entered between the Company and Golden Gate Investors, Inc.

4.2	Amendment No. 1 to the Securities Purchase Agreement dated May 5, 2005 entered between the Company and Golden Gate Investors, Inc.

4.3	Convertible Debenture dated May 2005 entered between the Company and Golden Gate Investors, Inc.

4.4	Warrant to Purchase Common Stock dated May 2005 issued to Golden Gate Investors, Inc.

4.5	Registration Rights Agreement dated May 2005 entered between Golden Gate Investors, Inc. and the Company.

10.1
Agreement, dated as of April 6, 2005, by and between the Company and His Devine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

10.2
Agreement, dated as of June 17, 2005, amending the April 6, 2005 agreement between the Company and His Devine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $13,000 and $17,500, respectively.

Audit Related

Our auditors billed us $11,000 and $0 for audited related work during fiscal years 2005 and 2004, respectively.

Tax Fees

Our auditors billed us $1,500 and $0 for tax related work during fiscal years 2005 and 2004, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2005 or 2004.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: April 17, 2006	By: /s/ MARIO PROCOPIO
Mario Procopio
President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: April 17, 2006	By: /s/ GEORGE HUKRIEDE
George Hukriede
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARIO PROCOPIO Mario Procopio	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 17, 2006

/s/ GEORGE HUKRIEDE George Hukriede	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 17, 2006

/s/ KATHY PROCOPIO Kathy Procopio	Secretary, Treasurer and Director	April 17, 2006

/s/ SERGE MONROS Serge Monros	Chief Technology Officer and Director	April 17, 2006

/s/ PHIL PISANELLI Phil Pisanelli	Vice President for Marketing and Director	April 17, 2006

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Director	April 17, 2006