Form 10-Q
period 2006-03-31
SaVi Media Group, Inc.
filed 2006-05-15
CIK 1096637

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 12b-25

                     Commission File Number: 000-27727

                        NOTIFICATION OF LATE FILING

[ ] Form 10-K  [ ] Form 11-K  [ ] Form 20-F  [X] Form 10-Q [ ]Form N-SAR

                    For Period Ended: March 31, 2006

[ ] Transition Report on Form 10-K      [ ] Transition Report on Form 10-Q
[ ] Transition Report on Form 20-F      [ ] Transition Report on Form N-SAR


  For the Transition Period Ended: _______________________________________

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: ________________
________________________________________________________________________


                                   PART I
                           REGISTRANT INFORMATION

Full name of registrant                      SaVi Media Group, Inc.
Former name if applicable
Address of principal executive office        9852 West Katella Ave., #363
City, state and zip code                     Anaheim, California 92804


                                  PART II
                          RULE 12b-25 (b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25 (b), the following should be completed. (Check box if appropriate.)

    | (a)  The reasons described in reasonable detail in Part III of this form
    |      could not be eliminated without unreasonable effort or expense;
    | (b)  The subject annual report, semi-annual report, transition report on
    |      Form 10-K, 20-F, 11-K or Form 10-Q, or portion thereof will be filed
 X  |      on or before the 15th calendar day following the prescribed due date;
    |      or the subject quarterly report or transition report on Form 10-Q, or
    |      portion thereof will be filed on or before the fifth calendar day
    |      following the prescribed due date; and
    | (c)  The accountant's statement or other exhibit required by Rule 12b-25(c)
    |      has been attached if applicable.

                                  PART III
                                 NARRATIVE

     State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period.


     The compilation, dissemination and review of the information required to be presented in the Form 10-QSB for the relevant quarter has imposed time constraints that have rendered timely filing of the Form 10-QSB impracticable without undue hardship and expense to the registrant. The registrant undertakes the responsibility to file such quarterly report no later than five days after its original due date.

                                  PART IV
                             OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

     Mario Procopio         (714)           740-0601
     --------------      ----------     -----------------
         (Name)          (Area Code)    (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                             [X] Yes [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                             [ ] Yes [X] No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.




                           SaVi Media Group, Inc.
                Name of Registrant as Specified in Charter.

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2006            /s/ MARIO PROCOPIO
                                -----------------------------
                                By: Mario Procopio
                                Title:  Chief Executive Officer