Form 10QSB
period 2006-03-31
SaVi Media Group, Inc.
filed 2006-05-22
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB
(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2006

Commission file number 000-27727

SAVI MEDIA GROUP, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	91-1766174
(State of Incorporation)	(IRS Employer Identification No.)

9852 West Katella Ave., #363
Anaheim, CA 92804

(Address of Principal Executive Offices)

(714) 740-0601

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

Yes ☐   No  ☒

As of May 19, 2006, the Company had 507,106,564 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐   No  ☒

SAVI MEDIA GROUP, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Consolidated Balance Sheets:
March 31, 2006 and December 31, 2005	3

Consolidated Statements of Operations:
For the three months ended March 31, 2006 and 2005 and
for the period from inception, August 13, 2002, to March 31, 2006	5

Consolidated Statement of Stockholders’ Deficit
For the three months ended March 31, 2006	6

Consolidated Statements of Cash Flows:
For the three months ended March 31, 2006 and 2005 and
for the period from inception, August 13, 2002, to March 31, 2006	9

Notes to Unaudited Consolidated Financial Statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Changes in Securities	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$145,118	$336

Total current assets	145,118	336

Property and equipment, net	4,687	5,208
Intangible assets - patents	38,500	38,500

Total assets	$188,305	$44,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
		(Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Note payable	$147,000	$142,500
Convertible debt	7,897	4,684
Accounts payable and accrued liabilities	25,000	31,448
Deposit for warrant exercise	-	23,805
Accounts payable assumed in re-capitalization	159,295	159,295
Derivative financial instrument liabilities	1,813,415	2,176,292

Total current liabilities	2,152,607	2,538,024

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 6,455,275 and 6,060,000
shares issued and outstanding at March 31, 2006 and
December 31, 2005, respectively	6,455	6,060
Common stock: $0.001 par value, 990,000,000 shares
authorized, 268,306,564 and 209,109,976 shares issued and
outstanding at March 31, 2006 and December 31, 2005,
respectively	268,306	209,110
Additional paid-in capital	248,091,193	247,077,923
Losses accumulated during the development stage	(250,340,256)	(249,797,073)

Total stockholders' deficit	(1,964,302)	(2,493,980)

Total liabilities and stockholders' deficit	$188,305	$44,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005, and for the Period
From Inception, August 13, 2002, to March 31, 2006

	March 31,	March 31,	Inception to
	2006	2005	March 31, 2006

Operating costs and expenses:
General and administrative expenses,
except stock based compensation	$400,199	$91,954	$1,928,144
Stock-based compensation	498,138	2,154,941	245,937,577

Loss from operations	(898,337)	(2,246,895)	(247,865,721)

Other income and (expenses)
Interest Income	-	1	18
Gain on settlement	-	-	197,033
Cost of rescission	-	-	(43,074)
Cost of re-capitalization	-	-	(273,987)
Goodwill impairment	-	-	(541,101)
Interest expense	(7,713)	-	(1,923,803)
Change in value of derivative financial instruments	362,877	-	110,379

Total other income and (expenses), net	355,164	1	(2,474,535)

Net loss	(543,173)	(2,246,894)	(250,340,256)

Weighted average shares outstanding - basic and diluted	224,790,772	83,852,510

Net loss per common share - basic and diluted	$(0.00)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS’ DEFICIT
For the Three Months Ended March 31, 2006

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005, as previously reported	10,000,000	$10,000	-	$-

Prior period adjustment to properly account for
derivative financial instruments

Balance at December 31, 2005, as restated	10,000,000	10,000	-	-

Common stock issued for cash

Exercise of warrants	-	-	-	-

Conversion of debt to equity	-	-	-	-

Common and Preferred stock issued in
exchange for consulting services	-	-	-	-

Reduction of shares in escrow	-	-	-	-

Cancellation of shares	-	-	-	-

Net Loss	-	-	-	-

Balance at March 31, 2006	10,000,000	$10,000	-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
For the Three Months Ended March 31, 2006

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005, as previously reported	6,060,000	$6,060	209,109,976	$209,110

Prior period adjustment to properly account for
derivative financial instruments

Balance at December 31, 2005, as restated	6,060,000	6,060	209,109,976	209,110

Common and Preferred stock issued for cash	395,275	395	100,000	100

Exercise of warrants	-	-	174,540	175

Conversion of debt to equity	-	-	67,264,548	67,264

Common and Preferred stock issued in
exchange for consulting services	1,000,000	1,000	1,625,000	1,625

Reduction of shares in escrow	-	-	(9,967,500)	(9,968)

Cancellation of shares	(1,000,000)	(1,000)	-	-

Net Loss	-	-	-	-

Balance at September 30, 2005	6,455,275	$6,455	268,306,564	$268,306

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
For the Three Months Ended March 31, 2006

			Losses
			Accumulated
	Additional		During the
	Paid-In	Subscription	Development
	Capital	Receivable	Stage	Total

Balance at December 31, 2005	$247,090,423	$-	$(247,676,149)	$(360,556)

Prior period adjustment to properly account for
derivative financial instruments	(12,500)	-	(2,120,934)	(2,133,434)

Balance at December 31, 2005, as restated	247,077,923	-	(249,797,083)	(2,493,990)

Common and Preferred stock issued for cash	382,235	-	-	382,730

Exercise of warrants	190,074	-	-	190,249

Conversion of debt to equity	(65,520)	-	-	1,744

Common and Preferred stock issued in
Exchange for consulting services	495,513	-	-	498,138

Reduction of shares in escrow	9,968	-	-	-

Cancellation of shares	1,000	-	-	-

Net Loss	-	-	(543,173)	(543,173)

Balance at March 31, 2006	$248,091,193	$-	$(250,340,256)	$(1,964,302)

The accompanying notes are an integral part of the unaudited consolidated financial statements

2

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005, and for the Period
From Inception, August 13, 2002, to March 31, 2006

	March 31,	March 31,	Inception to
	2006	2005	March 31, 2006
Cash flows from operating activities:
Net loss	$(543,173)	$(2,246,894)	$(250,340,256)
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation expense	521	-	1,563
Gain on settlement	-		(197,053)
Impairment of goodwill	-	-	541,101
Cost of recapitalization	-	-	273,987
Amortization of deferred compensation	-	-	2,233,150
Compensatory common and preferred stock issuances	498,138	2,154,541	212,441,927
Compensatory option issuances	-	-	31,250,000
Interest imputed on note from a stockholder	-	-	7,254
Interest expense recognized through
accretion of discount on long-term debt	7,713	-	28,045
Common stock issued for rescission agreement	-	-	43,074
Common stock issued to pay accounts
payable and accrued liabilities	-	-	50,000
Change in value of derivative financial instruments	(362,877)	-	1,770,597
Changes in accounts payable and accrued liabilities	(6,448)	2,495	70,697

Net cash used by operating activities	(406,126)	(89,858)	(1,825,914)

Cash flows from investing activities:
Purchase of equipment	-	-	(6,250)
Acquisition of patent rights	-	-	(38,500)

Net cash used by investing activities	-	-	(44,750)

Cash flows from financing activities:
Proceeds from stockholder advances	-	2,000	49,672
Proceeds from convertible debentures	-	-	50,000
Proceeds from note payable	-	-	142,500
Payments on notes payable	-	-	(63,000)
Proceeds from warrant exercise	168,178	-	458,775
Proceeds from sale of preferred stock	381,730	-	381,730
Proceeds from sale of common stock	1,000	149,530	996,105

Net cash provided by financing activities	550,908	151,530	2,015,782

Net increase in cash and cash equivalents	144,782	61,672	145,118

Cash and cash equivalents at beginning of period	336	3,835	-

Cash and cash equivalents at end of period	$145,118	$65,507	$145,118

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.        Organization and Significant Accounting Policies

SaVi Media Group, Inc. (the “Company”) is a Nevada Corporation that has acquired rights to “blow-by gas and crankcase engine emission reduction technology” which it intends to develop and market on a commercial basis. The technology is a relatively simple gasoline and diesel engine emission reduction device that the Company intends to sell to its customers for effective and efficient emission reduction and engine efficiency for implementation in both new and presently operating automobiles. The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the respective full years.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.             Organization and Significant Accounting Policies, continued

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential cash penalties may require the Company to account for the debt or equity instruments or the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.             Organization and Significant Accounting Policies, continued

Derivative Financial Instruments, continued

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential cash penalties may require the Company to account for the debt or equity instruments or the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognized as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $250,340,256 for the period from inception, August 13, 2002, to March 31, 2006. Additionally, at March 31, 2006, the Company is in a negative working capital position of $2,007,489 and has a stockholders’ deficit of $1,964,302. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations in the development stage, or that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage. There can also be no assurances that the Company will ever attain profitability. The Company’s long-term viability as a going concern is dependent upon certain key factors, including:

s The Company’s ability to obtain adequate sources of funding to sustain it during the development stage.

s The ability of the Company to successfully produce and market its gasoline and diesel engine emission reduction device in a manner that will allow it to ultimately achieve adequate profitability and positive cash flows to sustain its operations.

In order to address its ability to continue as a going concern, implement its business plan and fulfill commitments made in connection with its agreement for acquisition of patent rights the Company intends to raise additional capital from sale of its common stock. Sources of funding may not be available on terms that are acceptable to the Company and its stockholders, or may include terms that will result in substantial dilution to existing stockholders.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.         Derivative Financial Instruments and Restatement

During the year ended December 31, 2005 the Company issued $50,000 of convertible notes to a third party. As part of the several financing transaction, the Company also issued warrants to purchase shares of stock at various exercise prices. The convertible debentures bear interest at 5 1/4%, mature two years from the date of issuance, and are convertible into shares of the Company’s common stock, at the Investor’s option. The convertible debentures are convertible into shares of the Company’s based on the following formula: The Company will issue the number of shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture; and the product thereof shall be divided by the conversion price. The conversion price for the convertible debentures is the lesser of (i) $0.75; (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the of the volume weighted average on the trading day prior to conversion.

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

The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding Principal Amount of this Note into shares of Common Stock.

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the Note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the note. For the year ended December 31, 2005 and the three months ended March 31, 2006 the Company accreted $3,684 and $3,213, respectively, of debt discount. The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.         Derivative Financial Instruments and Restatement, continued

Warrants Issued

The estimated fair value of the warrants was $84,234 at the date of issue. These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability.

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Debt Features

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the debt features provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value as follows, which was recorded as interest expense and a derivative liability on the consolidated balance sheet of $1,839,560.

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted average expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. At December 31, 2005, the estimated fair value of the debt features was approximately $2,176,292. For the three months ended March 31, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $362,877. At March 31, 2006, the estimated fair value of the debt features was approximately $1,813,415.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the company.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.         Derivative Financial Instruments and Restatement, continued

Because the terms of the convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

At the date of origination, the embedded derivatives and the warrants associated with the convertible notes were improperly accounted as equity transactions and accordingly the Company’s’ financial statements for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 will be restated as follows.

INCOME STATEMENT	Three	Three
	Months	Months	Year
	Ended	Ended	Ended
	June 30,	September 30,	December 31,
	2005	2005	2005

Net loss as
previously reported	$(132,109,029)	$(29,070,137)	$(137,702,414)

Income (expense) from
change in value of
derivative financial
instruments	(555,096)	65,216	(252,498)

Change in interest expense
as a result of accretion of
debt discount and initial
valuation	(1,874,549)	2,300	(1,879,479)

Error on pricing of Preferred Stock issued for services	-	25,704,000	-

Net loss as restated	$(134,538,674)	$(3,298,621)	$(139,834,391)

Net change - income (loss)	$(2,429,645)	$67,516	$(2,131,977)

Weighted average shares
Basic and diluted	108,993,913	121,114,740	121,294,340

Net loss per share as
previously reported	$(1.21)	$(0.24)	$(1.14)

Net loss per share as
restated	$(1.23)	$(0.03)	$(1.15)

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.          Derivative Financial Instruments and Restatement, continued

BALANCE SHEET	June 30,	September 30,	December 31,
	2005	2005	2005

Total liabilities as
previously reported	$418,821	$446,148	$404,600

Change to properly state
convertible debt	(37,711)	(36,072)	(42,858)

Increase to properly state
derivitive financial
instruments	2,478,890	2,413,674	2,176,292

Total liabilities as restated	$2,860,000	$2,823,750	$2,538,034

Total stockholders'
deficit as previously
reported	$(322,679)	$(398,471)	$(360,556)

Change	(2,441,179)	(2,377,602)	(2,133,434)

Total stockholders'
deficit as restated	$(2,763,858)	$(2,776,073)	$(2,493,990)

4.        Stockholders’ Equity

Following is a description of transactions affecting stockholders equity in the three months ended March 31, 2006:

-
The Company issued 1,625,000 shares of common stock and 1,000,000 shares of Series C Preferred Stock to various individuals that provided consulting and other services to the Company and recognized compensation expense of $498,138 related to those issuances.

-	The Company issued 100,000 shares of common stock under private placement and received cash proceeds of $1,000.

-	The Company issued 395,275 shares of Series C Preferred Stock for cash of $381,730.

-	The Company cancelled 1,000,000 shares of Series C Preferred Stock previously issued to officers/major stockholders of the Company.

-
The Company issued 174,540 shares of common stock to the holder of its convertible debt upon exercise of stock warrants and received proceeds of $190,249. The proceeds were received as cash of $167,164 and offsets of short-term advances of $23,085.

-	The Company issued 67,264,548 shares of common stock to the holder of its convertible debt upon conversion of $1,744 of convertible debt.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management’s expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the entertainment marketplace.

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
Results of Operations

During the period from inception, August 13, 2002, to March 31, 2006, we have not generated any revenue from operations. As of March 31, 2006, we have accumulated net losses in the development stage of $250,340,256 for the period from inception, August 13, 2002, to March 31, 2006. Additionally, at March 31, 2006, we are in a negative working capital position of $2,007,489 and a stockholders' deficit position $1,964,302. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2006, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the quarter ended March 31, 2006, we had limited operations and we expect to require additional cash of approximately $5,000,000 over the next twelve months. Those funds will be used for continued operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of March 31, 2006, total current assets were $145,118 consisting of cash and cash equivalents.

Total current liabilities were $2,152,607 as of March 31, 2006, consisting of notes payable of $147,000, convertible debt of $7,897, accounts payable and accrued liabilities of $25,000, accounts payable assumed in recapitalization of $159,295 and derivitive financial instrument liabilities of $1,813,415.

We had a negative working capital of $2,007,489 as of March 31, 2006.

We incurred net losses of $250,340,256 during the period from inception, August 13, 2002, to March 31, 2006. In addition, at March 31, 2006, we were in a negative working capital deficit of $2,007,489 and had a stockholders' deficit of $1,964,302. As a result, our independent registered public accounting firm, in its report dated April 13, 2006, has expressed substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

•  further implement our business plan;
•  obtain additional financing or refinancing as may be required; and
•  generate revenues.

We believe it is imperative that we raise an additional $5,000,000 of capital in order to implement our business plan. We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations. We do not currently have commitments for capital at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

There were no recent accounting pronouncements that have had or are likely to have a material effect on our financial position or results of operations.

ITEM 3 - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, our management carried out an evaluation, under the supervision of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, we issued 1,625,000 shares of common stock and 1,000,000 shares of Series C Preferred Stock to various individual for consulting services provided to us. We recognized compensation expense of $498,138 related to those issuances.

We sold 100,000 shares of common stock to one accredited investor for $1,000.

We sold 395,275 shares of Series C Preferred Stock for cash of $381,730.

We issued 174,540 shares of common stock to the holder of its convertible debt upon exercise of stock warrants and received proceeds of $190,249.

We issued 67,264,548 shares of common stock upon conversion of $1,744 of convertible debt.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: May 22, 2006	By: /s/ MARIO PROCOPIO
Mario Procopio
President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: May 22, 2006	By: /s/ GEORGE HUKRIEDE
George Hukriede
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)