Form 10QSB/A
period 2005-06-30
SaVi Media Group, Inc.
filed 2006-08-21
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10QSB/A
(Amendment #1 to Form 10QSB)

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

Explanatory Note

Savi Media Group, Inc. (the “Company”) has restated its consolidated financial statements for the fiscal year ended December 31, 2005 on Form 10-KSB/A, and the interim periods ended June 30, 2005, September 30, 2005 and March 31, 2006, on Forms 10-QSB/A.

As previously disclosed, on May 5, 2005, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of (i) $500,000 in convertible debentures and (ii) warrants to buy 5,000,000 shares of our common stock. The Convertible Notes issued to Golden Gate Investors in May 2005 must be accounted for in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified that the Golden Gate debenture has embedded derivatives. These embedded derivatives have been bifurcated from the host debt contract and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the Convertible Notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative instruments." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a lattice model with layered discounted probability-weighted cash flow methods.

Additionally, in accordance with EITF 00-19 and the terms of the warrants, the fair value of the warrants should be recorded as a liability. The warrant liability is initially measured at fair value using the Black-Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings.

Originally, the Company classified the convertible debt as conventional convertible debt with a beneficial conversion feature and the warrants as stockholders equity when exercised. After further review in accordance with the SEC’s interpretations of EITF 00-19 as it relates to the convertible debt and warrants, the Company has concluded that its financial statements for the year ended December 31, 2005, and interim periods ended June 30, 2005, September 30, 2005 and March 31, 2006, will be restated. The restatement includes the valuation of the derivative liabilities and the incurrance of additional interest expense due ot the amortization of the debt discount and by the amount that the value of the derivative liabilities exceeded the notional amount of the debt.

Based on the above determination, as of June 30, 2005, the Company expensed an additional $906,852 of non-cash interest expense, booked a loss on the net change in fair value of derivative liabilities of $380,353, and reclassed $138,296 of general and administrative expense to research and development. In addition, the Company measured the initial fair value of the derivative liabilities on the closing date at $956,596. At the end of each reporting period, the value of the derivative liabilities is re-measured, and changes to the liability and related “gain or loss in fair value of derivative instruments” is recorded  as a non-cash charge or credit to earnings.

At June 30, 2005, the derivative liabilities were $1,336,950, due to changes in the fair value.

This Amendment No. 1 on Form 10-QSB/A ( the “Form 10-QSB/A”) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, initially filed with the Securities and Exchange Commission ( the “SEC”) on August 22, 2005, is being filed to reflect restatements of the Company’s Consolidated Balance Sheet as of June 30, 2005, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the quarter ended June 30, 2005. For a more detailed description of these restatements, see Note 4, “Restatement for Convertible Debt”.

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends and restates the financial statements and Notes 1 and 4 therein, in each case as a result of, and to reflect, the restatement. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-QSB has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the SarbanesOxley Act of 2002.

PART I. FINANCIAL INFORMATION

SAVI MEDIA GROUP, INC.

A Corporation in the Development Stage

CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Six Months Ended June 30, 2005 and 2004 and
for the Period from inception, August 13, 2004, to June 30, 2005

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED BALANCE SHEET
June 30, 2005 (Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,392	$3,835
Total current assets	51,392	3,835

Property and equipment, net	6,250	—

Intangible assets - patents	38,500	38,500
Total assets	$96,142	$42,335

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED BALANCE SHEET
June 30, 2005 (Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(Restated)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short term advance	$50,000	$—
Derivative Liab.-Compound Embedded Derivatives	1,326,931	—
Derivative Liab.-Warrants	10,018	—
Accounts payable and accrued liabilities	27,830	10,000
Accounts payable assumed in recapitalization	159,295	159,295
Total current liabilities	1,574,074	169,295

Convertible debenture	1,221	—

Long-term debt	143,231	—
Total liabilities	1,718,526	169,295

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 5,040,000 shares issued and outstanding at June 30, 2005	5,040	—
Common stock: $0.001 par value, 990,000,000 shares authorized, 112,066,952 and 86,947,767 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	112,067	86,947
Additional paid-in capital	243,867,373	109,749,828
Losses accumulated during the development stage	(245,616,864)	(109,973,735)
Total stockholders' deficit	(1,622,384)	(126,960)
Total liabilities and stockholders' deficit	$96,142	$42,335

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 and 2004 and for the Period From Inception, August 13, 2002, to June 30, 2005

					Inception
	Three Months Ended		Six Months Ended		to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005
	(Restated)		(Restated)		(Restated)

Operating costs and expenses:
General and administrative expenses, except stock based compensation	$193,064	$150,440	$285,018	$158,174	$918,555
Research & Development	138,296	—	138,296	—	138,296
Stock-based compensation	131,774,534	—	133,929,475	—	242,565,707
Loss from operations	(132,105,894)	(150,440)	(134,352,789)	(158,174)	(243,622,558)

Other income and (expenses)
Interest Income	1	285	1	285	19
Gain on settlement	—	—	—	—	197,033
Cost of recission	—	(43,074)	—	(43,074)	(43,074)
Cost of recapitalization	—	—	—	—	(273,987)
Change in value of derivative financial instruments	(380,353)	—	(380,353)	—	(380,353)
Goodwill impairment	—	—	—	—	(541,101)
Interes expense	(909,988)	(15,099)	(909,988)	(21,768)	(952,843)
Total other income and expenses, net	(1,290,340)	(57,888)	(1,290,340)	(64,557)	(1,994,306)
Net loss	$(133,396,234)	$(208,328)	$(135,643,129)	$(222,731)	$(245,616,864)
Weighted average shares outstanding	108,993,913	254,875	98,644,556	241,722
Net loss per common share - basic and dilutive	$(1.22)	$(0.82)	$(1.38)	$(0.92)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Six Months Ended June 30, 2005

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	10,000,000	$10,000	—	$—

Common stock issued for cash	—	—	—	—
Common and Preferred stock issued in exchange for consulting services	—	—	—	—
Options issued to an officer	—	—	—	—
Cancellation of shares	—	—	—	—
Net loss, as restated	—	—	—	—
Balance at June 30, 2005, As restated	10,000,000	$10,000	—	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Six Months Ended June 30, 2005

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	—	$—	86,947,767	$86,947

Common stock issued for cash	—	—	3,148,946	3,149
Common and Preferred stock issued in exchange for consulting services	5,040,000	5,040	24,610,839	24,611
Options issued to an officer	—	—	—	—
Cancellation of shares	—	—	(2,640,600)	(2,640)
Net Loss, as restated	—	—	—	—
Balance at June 30, 2005, as restated	5,040,000	$5,040	112,066,952	$112,067

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Six Months Ended June 30, 2005

			Losses
			Accumulated
	Additional		During the
	Paid-In	Unissued	Development
	Capital	Common Stock	Stage	Total
Balance at December 31, 2004	$109,749,828	$—	$(109,973,735)	$(126,960)

Common stock issued for cash	215,081	—	—	218,230
Common stock issued in exchange for consulting services	102,649,824	—	—	102,679,475
Options issued to an officer	31,250,000	—	—	31,250,000
Cancellation of shares	2,640	—	—	—
Net loss, as restated	—	—	(135,643,129)	(135,643,129)
Balance at June 30, 2005, as restated	$243,867,373	$—	$(245,616,864)	$(1,622,384)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004 and for the Period From Inception, August 13, 2002, to June 30, 2005

	June 30,	June 30,	Inception to
	2005	2004	June 30, 2005
Cash flows from operating activities:
Net loss	$(135,643,129)	$(222,731)	$(245,616,864)
Adjustments to reconcile net income to net cash used by operating activities:
Gain on settlement	—	—	(197,033)
Impairment of goodwill	—	—	541,101
Cost of recapitalization	—	—	273,987
Compensatory common and preferred stock issuances	133,929,475	—	242,565,707
Interest imputed on non-interest note from a stockholder	—	—	7,254
Interest expense recognized on issuance and through accretion of discount on long-term debt	908,548	10,938	928,880
Change in Fair Value of derivatives	380,353	—	380,353
Common stock issued for recession agreement	—	—	43,074
Common stock issued to pay accounts payable and accrued liabilities	—	—	50,000
Changes in accounts payable and accrued liabilities	17,830	22,235	73,536
Net cash used by operating activities	(406,923)	(189,558)	(950,005)
Cash flows from investing activities:
Purchase of equipment	(6,250)	—	(6,250)
Acquisition of patent rights	—	(38,500)	(38,500)
Net cash used in investing activities	(6,250)	(38,500)	(44,750)
Cash flows from financing activities:
Proceeds from stockholder advances	5,000	—	54,672
Repayment of stockholder advances	(5,000)	—	(5,000)
Proceeds from convertible debentures	50,000	—	50,000
Proceeds from short term advance	50,000	—	50,000
Proceeds from note payable	142,500	—	142,500
Payments on notes payable	—	(25,000)	(63,000)
Proceeds from sale of common stock	218,230	270,000	816,975
Net cash provided by financing activities	460,730	245,000	1,046,147
Net increase in cash and cash equivalents	47,557	16,942	51,392

Cash and cash equivalents at beginning of year	3,835	6,973	—
Cash and cash equivalents at end of year	$51,392	$23,915	$51,392

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies, continued

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the respective full years.

Stock-Based Compensation

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), subsequently amended by SFAS 148, "Accounting for Stock- Based Compensation Transition and Disclosure" to account for stock options issued to its employees and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award's grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option-pricing model. During the three months ended June 30, 2005, the Company issued 125,000,000 stock options to its Chief Executive officer (See Note 3) and the compensation expense associated with those options was essentially the same under APB No. 25 and SFAS 123 due to the extremely low exercise price associated with the options. Accordingly, no pro forma information is presented.

Valuation of Derivatives

Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) established financial accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The convertible debentures issued to Golden Gate Investors on May 5, 2005 are subject to derivative accounting under SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.". A model was developed that values the compound embedded derivatives within the convertible notes and associated freestanding warrants. The embedded derivatives are valued using a lattice model which incorporates a probability weighted discounted cash flow methodology. This model is based on future projections of the various potential outcomes. The model analyzed the underlying economic factors that influenced which likely events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). The primary factors driving the economic value of the embedded derivatives are stock price, stock volatility, whether the company has obtained a timely registration, an event of default, and the likelihood of obtaining alternative financing. The warrants issued with the convertible debt are a freestanding derivative financial instrument. Using the Black-Scholes Method with a probability weighted exercise price, the fair value of the derivative was computed for the May issued warrants at inception and are recorded as a derivative liability.

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note. If the Note is converted or the warrants are exercised, the derivative liability is released and recorded as additional paid in capital.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $245,616,864 for the period from inception, August 13, 2002, to June 30, 2005. Additionally, at June 30, 2005, the Company is in a negative working capital position of $1,522,682 and has a stockholders' deficit of $322,629. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations in the development stage, or that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage. There can also be no assurances that the Company will ever attain profitability. The Company's long- term viability as a going concern is dependent upon certain key factors, including:

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3. Agreement for Acquisition of Patent Rights, continued

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3. Agreement for Acquisition of Patent Rights, continued

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

The Agreement contains two commitments by the Company as follows:

•	Serge Monros and Mario Procopio each are to receive monthly compensation of $10,000 per month, depending on revenues and the raising of capital, but not less than $3,000 per month.

•
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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. Restatement of Convertible Debt and Short-Term Advances

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

Subsequent to June 30, 2005, the Investor advanced the Company $50,000 in connection with the Investors' commitment to advance the funds within five business days after the Company responds to its first round of SEC comments on its registration statement. The Investor advanced the Company an additional $50,000 upon effectiveness of the registration statement.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. Restatement of Convertible Debt and Short-Term Advances, continued

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

These financials are being restated to properly account for this convertible note in accordance with SFAS 133 and EITF 00-19. At the time of issue, the derivative liabilities associated with the note and the freestanding warrants were valued as follows:

Contractual balance	$50,000
Less compound embedded derivatives	(872,362)
Less warrant liability	(84,234)
Plus Interest Expense	906,596
Net Convertible debt	$-0-

Because the value of the derivative liabilities exceeded the notional amount, the excess amount of $906,596 was expensed as non-cash interest expense upon issuance of the convertible note. The discount is amortized to interest expense using the effective interest method over the term of the note. For the period ending June 30, 2005, $1,221 of the discount was amortized to interest expense.

The derivative liabilities were valued as of June 30, 2005 at $1,326,931 for the Compound Embedded Derivative and $10,018 for the Warrant Liability. These changes result in a loss on the change in fair value of derivative instruments of $380,353 for the quarter ended June 30, 2005.
Following is an summary analysis of convertible debentures at June 30, 2005:

Contractual balance	$50,000
Unamortized discount	(48,779)
Net convertible debenture	$1,221

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

5. Long-Term Debt

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

Following is an analysis of long-term debt at June 30, 2005:

Contractual balance	$150,000
Unamortized Discount	(6,769)
Net Convertible Debenture	$143,321

6. Stockholders’ Equity

Preferred Stock

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

Common Stock

Following is a description of transactions affecting stockholders equity in the six months ended June 30, 2005:

•
The Company issued 24,610,839 shares of common stock and 5,040,000 shares of Series C preferred stock to various individuals that provided consulting and other services to the Company and recognized compensation expense of $102,679,475 related to those issuances.

•	The Company issued 3,148,946 shares of common stock to under private placements of its common stock and received cash proceeds of $218,310.

•	The Company cancelled 2,640,600 shares previously issued to consultants and investors.

7. Related Party Transactions

During the three and six months ended June 30, 2005, the Company engaged in various related party transactions as follows:

During the quarter ended June 30, 2005, the Company issued 4,000,000 Series C preferred stock shares to the chief executive officer and chief technology officer of the company and recognized $88,000,000 of compensation expense related to those issuances.

During the quarter ended June 30, 2005, the Company issued 1,548,300 shares of common stock to the chief technology officer of the Company and recognized $479,973 of compensation expense related to those issuances.

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

Results of Operations

During the period from inception, August 13, 2002, to June 30, 2005, we have not generated any revenue from operations. As of June 30, 2005, we have accumulated net losses in the development stage of $245,616,864 for the period from inception, August 13, 2002, to June 30, 2005. Additionally, at June 30, 2005, we are in a negative working capital position of $1,522,682 and a stockholders' deficit position $1,622,384. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2005, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

Total current liabilities were $1,574,074 as of June 30, 2005, consisting of short term advance of $50,000, derivative liability of $1,336,949, accounts payable and accrued liabilities of $27,830 and accounts payable assumed in recapitalization of 159,295.

We had a negative working capital of $1,522,682 as of June 30, 2005.

We incurred net losses of $245,616,864 during the period from inception, August 13, 2002, to June 30, 2005. In addition, at June 30, 2005, we were in a negative working capital deficit of $1,522,682 and had a stockholders' deficit of $1,622,384. As a result, our independent registered public accounting firm, in its report dated April 11, 2005, has expressed substantial doubt about our ability to continue as a going concern.

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

Our new independent accountants, Ham Langston & Brezina LLP conducted an audit of our financial statements for 2005. In connection with the issuance of its report to the Board of Directors, Ham Langston & Brezina LLP reported two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following specific material deficiencies.

(i)
The Company lacked the required expertise needed to properly account for non-routine transactions (such as the acquisition of other businesses and preparation of its required financial statement disclosure in accordance with U.S.G.A.A.P. and SEC rules and regulations.

(ii)
The Company has restated its consolidated financial statements for the year-ended December 31, 2005 to reflect the accounting for derivatives. The restatement is considered a material weakness over financial reporting as defined by the PCAOB.

Other than the foregoing initiatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with SEC’s proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the efficiency of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our internal and external auditors. As a result, it is likely that additional changes will be made to our internal controls.

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

Date: August 21, 2006
By:  /s/ MARIO PROCOPIO

Mario Procopio
President, Chief Executive Officer
(Principal Executive Officer) and
Chairman of the Board of Directors

Date: August 21, 2006
By:  /s/ GEORGE HUKRIEDE

George Hukriede
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)