Form 10QSB/A
period 2005-09-30
SaVi Media Group, Inc.
filed 2006-08-21
CIK 1096637

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

Based on the above determination, as of September 30, 2005, the Company expensed an additional $913,427 of non-cash interest expense, booked a loss on the net change in fair value of derivative liabilities of $88,811, and reclassed $211,086 of general and administrative expense to research and development. In addition, the Company measured the initial fair value of the derivative liabilities on the closing date at $956,596. At the end of each reporting period, the value of the derivative liabilities is re-measured, and changes to the liability and related “gain or loss in fair value of derivative instruments” is recorded  as a non-cash charge or credit to earnings.

At September 30, 2005, the derivative liabilities were $1,013,699, due to changes in the fair value.

This Amendment No. 1 on Form 10-QSB/A ( the “Form 10-QSB/A”) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, initially filed with the Securities and Exchange Commission ( the “SEC”) on November 18, 2005, is being filed to reflect restatements of the Company’s Consolidated Balance Sheet as of September 30, 2005, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the quarter ended September 30, 2005. For a more detailed description of these restatements, see Note 4, “Restatement for Convertible Debt”.

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends and restates the financial statements and Notes 1 and 4 therein, in each case as a result of, and to reflect, the restatement. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-QSB has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED CONDENSED BALANCE SHEET
September 30, 2005 (Unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$3,448	$3,835
Total current assets	3,448	3,835

Property and equipment, net	5,729	—
Intangible assets - patents	38,500	38,500
Total assets	$47,677	$42,335

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short term advance	$85,454	$—
Short term advance from stockholder/officer	2,600	—
Derivative liability - compound embedded derivatives	1,012,604	—
Derivative liability - warrants	1,095	—
Accounts payable and accrued liabilities	16,216	10,000
Accounts payable assumed in recapitalization	159,295	159,295
Total current liabilities	1,277,264	169,295

Convertible debenture	3,591	—
Long-term debt	144,127	—
Total liabilities	1,424,982	169,295

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	—	—
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 5,040,000 shares issued
and outstanding at September30, 2005	6,060	—
Common stock: $0.001 par value, 990,000,000 shares
authorized, 144,980,852 and 86,947,767 shares issued and
outstanding at September 30, 2005 and December 31, 2004,
respectively	144,981	86,947
Additional paid-in capital	247,159,406	109,749,828
Subscription receivable	(5,500)	—
Losses accumulated during the development stage	(248,692,252)	(109,973,735)
Total stockholders' deficit	(1,377,305)	(126,960)
Total liabilities and stockholders' deficit	$47,677	$42,335

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to September 30, 2005

	Three Months Ended		Nine Months Ended		Inception to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004	2005
	(Restated)		(Restated)		(Restated)

Operating costs and expenses:
General and administrative
expenses, except stock
based compensation	$140,978	$134,381	$425,475	$292,555	$1,059,793
Stock-based compensation	3,148,000	—	137,077,475	—	245,713,707
Research and development	72,790	—	211,086		211,086
Loss from operations	(3,361,768)	(134,381)	(137,714,036)	(292,555)	(246,984,586)

Other income and (expenses)
Interest Income	—	—	1	285	298
Gain on settlement	—	—	—	—	197,033
Cost of recission	—	—	—	(43,074)	(43,074)
Cost of recapitalization	—	—	—	—	(273,987)
Goodwill impairment	—	—	—	—	(541,101)
Change in value of derivative
financial instruments	291,542	—	(88,811)	—	(88,811)
Interest expense	(5,683)	(6,135)	(915,671)	(27,903)	(958,526)
Total other income
and expenses, net	(4,388)	(6,135)	(1,004,481)	(70,692)	(1,708,168)
Net loss	$(3,075,909)	$(140,516)	$(138,718,517)	$(363,247)	$(248,692,754)

Weighted average shares
outstanding	121,114,740	1,013,147	105,229,366	769,143
Net loss per common share -
basic and diluted	$(0.03)	$(0.14)	$(1.32)	$(0.47)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS’ DEFICIT
For the Nine Months Ended September 30, 2005

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2004	10,000,000	$10,000	—	$—

Common stock issued for cash	—	—	—	—
Exercise of warrants	—	—	—	—
Conversion of debt to equity, as restated	—	—	—	—
Common and Preferred stock issued in
exchange for consulting services, as restated	—	—	—	—
Options issued to an officer	—	—	—	—
Cancellation of shares	—	—	—	—
Net loss, as restated	—	—	—	—
Balance at September 30, 2005, as restated	10,000,000	$10,000	-	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
For the Nine Months Ended September 30, 2005

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2004	—	$—	86,947,767	$86,947

Common stock issued for cash	—	—	5,288,946	5,289
Exercise of warrants	—	—	111,602	112
Conversion of debt to equity, as restated	—	—	12,333,900	12,334
Common and Preferred stock issued in
exchange for consulting services, as restated	6,060,000	6,060	45,689,237	45,689
Options issued to an officer	—	—	—	—
Cancellation of shares	—	—	(5,390,600)	(5,390)
Net loss, as restated	—	—	—	—
Balance at September 30, 2005, as restated	6,060,000	$6,060	144,980,852	$144,981

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
For the Nine Months Ended September 30, 2005

			Losses
			Accumulated
	Additional		During the
	Paid-In	Subscription	Development
	Capital	Receivable	Stage	Total

Balance at December 31, 2004	$109,749,828	$—	$(109,973,735)	$(126,960)

Common stock issued for cash	235,941	(5,500)	—	235,730
Exercise of warrants	123,641	—	—	123,753
Conversion of debt to equity, as restated	18,880	—	—	31,214
Common stock issued in exchange
for consulting services, as restated	105,775,726	—	—	105,827,475
Options issued to an officer	31,250,000	—	—	31,250,000
Cancellation of shares	5,390	—	—	—
Net loss, as restated	—	—	(138,718,517)	(138,718,517)
Balance at September 30, 2005, as restated	$247,159,406	$(5,500)	$(248,692,252)	$(1,377,305)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to September 30, 2005

	September 30,	September 30,	Inception to
	2005	2004	September 30, 2005
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	$(163,426,061)	$(363,247)	$(273,399,796)
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation expense	521	—	521
Gain on settlement	—	—	(197,033)
Impairment of goodwill	—	—	541,101
Cost of recapitalization	—	—	273,987
Compensatory common and preferred stock issuances	162,783,558	—	271,419,790
Interest imputed on note from a stockholder	—	—	7,254
Interest expense recognized through
accretion of discount on long-term debt	3,699	—	24,031
Common stock issued for rescission agreement	—	—	43,074
Common stock issued to pay accounts
payable and accrued liabilities	—	—	50,000
Changes in accounts payable and accrued liabilities	6,216	16,752	61,922
Net cash used by operating activities	(632,067)	(346,495)	(1,175,149)

Cash flows from investing activities:
Purchase of equipment	(6,250)	—	(6,250)
Acquisition of patent rights	—	(38,500)	(38,500)
Net cash used by investing activities	(6,250)	(38,500)	(44,750)

Cash flows from financing activities:
Proceeds from stockholder advances	7,600	—	57,272
Repayment of stockholder advances	(5,000)	—	(5,000)
Proceeds from convertible debentures	50,000	—	50,000
Proceeds from short term advance	196,200	—	196,200
Proceeds from note payable	142,500	—	142,500
Payments on notes payable	—	(60,000)	(63,000)
Proceeds from warrant exercise	10,900	—	10,900
Proceeds from sale of common stock	235,730	465,000	834,475
Net cash provided by financing activities	637,930	405,000	1,223,347

Net increase in cash and cash equivalents	(387)	20,005	3,448

Cash and cash equivalents at beginning of year	3,835	6,973	—
Cash and cash equivalents at end of year	$3,448	$26,978	$3,448

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the respective full years.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies, continued

Stock-Based Compensation

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), subsequently amended by SFAS 148, "Accounting for Stock- Based Compensation Transition and Disclosure" to account for stock options issued to its employees and amortizes deferred compensation, if any, ratably over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award's grant date. The Company also makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income (loss) and net income (loss) per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock- based awards to employees using a Black-Scholes option-pricing model. During the three months ended September 30, 2005, the Company issued 125,000,000 stock options to its Chief Executive officer (See Note 3) and the compensation expense associated with those options was essentially the same under APB No. 25 and SFAS 123 due to the extremely low exercise price associated with the options. Accordingly, no pro forma information is presented.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $248,692,754 for the period from inception, August 13, 2002, to September 30, 2005. Additionally, at September 30, 2005, the Company is in a negative working capital position of $1,273,816 and has a stockholders' deficit of $1,377,305. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations in the development stage, or that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage. There can also be no assurances that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, including:

•	The Company's ability to obtain adequate sources of funding to sustain it during the development stage.

•
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

3. Agreement for Acquisition of Patent Rights

On March 31, 2003, the Company entered into a letter of intent to acquire 20% of SaVi Group, the name under which Serge Monros was conducting business in the ownership of numerous patents he had developed. The acquisition of 20% of SaVi Group was completed in the second quarter of 2004 upon the Company's payment of $38,500 in cash and the issuance of 4,000 shares of the Company's common stock to Serge Monros.

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
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. Restatement of Convertible Debt and Short-Term Advances

To obtain funding for its ongoing operations, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") on May 5, 2005, for the sale of (i) $50,000 of convertible debentures and (ii) warrants to buy 5,000,000 shares of our common stock at $1.09 per share. The Investor is obligated to provide the Company with an aggregate of at least $200,000 as follows:

•	On May 5, 2005, the Company received $50,000 from the investor for purchases of the convertible debentures and warrants.

•
On June 27, 2005 the Investor advanced the Company $50,000 for services provided to the Company by various professionals in connection with the agreement. The Company disbursed these funds on the effective date of the registration statement required under the Agreement.

•
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

These financials are being restated to properly account for this convertible note in accordance with SFAS 133 and EITF 00-19. At the time of issue, the derivative liabilities associated with the note and the freestanding warrants were valued as follows:

Contractual balance	$50,000
Less compound embedded derivatives	(872,362)
Less warrant liability	(84,234)
Plus interest expense	906,596
Net convertible debt	$—

Because the value of the derivative liabilities exceeded the notional amount, the excess amount of $906,596 was expensed as non-cash interest expense upon issuance of the convertible note. The discount is amortized to interest expense using the effective interest method over the term of the note. For the period ending September 30, 2005, $4,702 of the discount was amortized to interest expense.

The derivative liabilities were valued as of September 30, 2005 at $1,012,604 for the Compound Embedded Derivative and $1,095 for the Warrant Liability. In addition, 111,602 warrants were exercised and $1,111 of the convertible note was converted by September 30, 2005. The derivative liability associated with these conversions and exercises was released and included in additional paid-in-capital. These changes result in a gain on the change in fair value of derivative instruments of $291,542 for the quarter ended September 30, 2005.

Following is an summary analysis of convertible debentures at September 30, 2005:

Contractual balance	$50,000
Less conversions	(1,111)

Gross amount of convertible debt	48,889
Less un-amortized discount	(45,298)
Net convertible debt	$3,591

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

Following is an analysis of long-term debt at September30, 2005:

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

5. Long-Term Debt, continued

Contractual balance	$150,000
Less un-amortized portion of beneficial conversion feature	(5,873)
Long-term debt	$144,127

6. Stockholders' Equity

Preferred Stock

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

The series A and series C preferred stock provides for conversion on the basis of 100 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A preferred stock vote their shares on an as-converted basis. Holders of the series A preferred stock participate on distribution and liquidation on an equal basis with the holders of common stock.

The series B preferred stock provides for conversion on the basis of 10 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A preferred stock vote their shares on an as-converted basis. Holders of the series B preferred stock participate on distribution and liquidation on an equal basis with the holders of common stock.

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

Common Stock

Following is a description of transactions affecting stockholders equity in the nine months ended September 30, 2005:

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

6. Stockholders' Equity, continued

Common Stock, continued

•
The Company issued 45,689,237 shares of common stock and 6,060,000 shares of Series C Preferred Stock to various individual that provided consulting and other services to the Company and recognized compensation expense of $105,827,475 related to those issuances.

•	The Company issued 5,288,946 shares of common stock to under private placements of its common stock and received cash proceeds of $235,730.

•	The Company cancelled 5,390,600 shares previously issued to consultants

•
The Company issued 111,602 shares of common stock to the Investor upon exercise of stock warrants and received proceeds of $123,865. The proceeds were received as cash of $10,900 and offsets of short-term advances of $110,746. (See Note 4)

•	The Company issued 12,333,900 shares of common stock to the Investor upon conversion of $1,111 of convertible debt. (See Note 4)

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

RESULTS OF OPERATIONS

During the period from inception, August 13, 2002, to September 30, 2005, we have not generated any revenue from operations. As of September 30, 2005, we have accumulated net losses in the development stage of $248,692,754 for the period from inception, August 13, 2002, to September 30, 2005. Additionally, at September 30, 2005, we are in a negative working capital position of $1,273,816 and a stockholders' deficit position $1,377,305. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2005, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

Total current liabilities were $1,277,264 as of June 30, 2005, consisting of short term advances of $88,054, derivative liability of $1,013,699, accounts payable and accrued liabilities of $16,216 and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $1,273,816 as of September 30, 2005.

We incurred net losses of $248,692,754 during the period from inception, August 13, 2002, to September 30, 2005. In addition, at September 30, 2005, we were in a negative working capital deficit of $1,273,816 and had a stockholders' deficit of $1,377,305. As a result, our independent registered public accounting firm, in its report dated April 11, 2005, has expressed substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

•	further implement our business plan

•	obtain additional financing or refinancing as may be required

•	generate revenues.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with an accredited investor on May 5, 2005, and amended on May 5, 2005, for the sale of (i) $50,000 in convertible debentures and (ii) warrants to buy 5,000,000 shares of our common stock.

The investor provided us with an aggregate of $200,000 as follows:

•	$50,000 was disbursed to us on May 5, 2005

•	$50,000 was advanced to us and retained for services provided to our company by various professionals, which was disbursed upon effectiveness of our registration statement

•	$100,000 was advanced to us upon effectiveness of our registration statement.

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

Other than the foregoing initiatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation. While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with SEC’s proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the efficiency of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our internal and external auditors. As a result, it is likely that additional changes will be made to our internal controls.

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

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

31.1	- Certification of Chief Executive Officer pursuant to Rule 13a- 14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	- Certification of Chief Financial Officer pursuant to Rule 13a- 14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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