Form 10KSB/A
period 2005-12-31
SaVi Media Group, Inc.
filed 2006-08-21
CIK 1096637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1 to Form 10-KSB)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

  Commission File Number 000-27727

SAVI MEDIA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1766174 (IRS Employer Identification No.)

9852 West Katella Ave., #363 Anaheim, California	92804	(714) 740-0601
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

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

As of April 14, 2006 there were 292,106,564 shares of issuer’s common stock outstanding .

SAVI MEDIA GROUP, INC.
FORM 10-KSB

For the Fiscal Year Ended December 31, 2005

Part I	Page

Item 1. Description of Business.	3

Item 2. Description of Property.	15

Item 3. Legal Proceedings.	15

Item 4. Submission of Matters to a Vote of Security Holders.	15

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

Based on the above determination, as of December 31, 2005, the Company expensed an additional $913,213 of non-cash interest expense, booked a gain on the net change in fair value of derivative liabilities of $189,539, and reclassed $299,943 of general and administrative expense to research and development. In addition, the Company measured the initial fair value of the derivative liabilities on the closing date at $956,596. At the end of each reporting period, the value of the derivative liabilities is re-measured, and changes to the liability and related “gain or loss in fair value of derivative instruments” is recorded  as a non-cash charge or credit to earnings.

At December 31, 2005, the derivative liabilities were $707,499, due to changes in the fair value.

This Amendment No. 1 on Form 10-KSB/A ( the “Form 10-KSB/A”) to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission ( the “SEC”) on April 14, 2006, is being filed to reflect restatements of the Company’s Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the year  ended December 31, 2005. For a more detailed description of these restatements, see Note 7, “Restatement for Convertible Debt”.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only amends and restates Items 6 and 7, in each case as a result of, and to reflect, the restatement. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-KSB has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The Crankcase Ventilation System is comprised of various components that unlike simple positive crankcase ventilation valves, the Crankcase Ventilation System provides two-stage ventilation by which the orifice of the valve is selectively opened to regulate the flow of gases depending on engine speed, via a throttle linkage switch. The result of this system is a process whereby the Crankcase Ventilation System recovers and collects lower vapor pressure hydrocarbons from blow-by gases for return to the engine crankcase by use of a hydrocarbon separator and retriever, known as a recovery filter. The recovered hydrocarbons are re-introduced into the combustion cycle thereby improving engine operations and lowering emissions.

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

Independent Testing

We have sought out and received independent testing results, which, to-date, have been very encouraging and have validated our claims. At our request, tests were conducted by California Environmental Engineering , a greater Los Angeles area based leading independent environmental testing firm, over the last eight years. Overall, California Environmental Engineering is a consulting firm specializing in the testing of environmental and engine instrumentation. California Environmental Engineering provided a written conclusion after testing that provides, in part: “We have evaluated the data from the test runs in   the demonstration of the Crankcase Ventilation System . We can attest to the positive effect of the   Crankcase Ventilation System .   In conclusion, the technology has demonstrated that it has both   economic and environmental benefits”. Additional testing has been done by KLD Environmental Consultations also with similar positive results.

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

Internal Combustion Engine Crankcase Ventilation System

The Crankcase Ventilation System   hydrocarbon separator and retriever or recovery filter is a key   element of the system in that it, coupled with a positive crankcase ventilation value device, enables the device to recover lower pressure hydrocarbons, which have been a real and   material contributor to higher engine emission levels and less effective engine   operation. This technology is more effective than passive systems currently in use, provides excellent fuel efficiency and goes much farther to eliminate fugitive crankcase emissions. The original design goal was to provide a more aggressive method of   emission reduction that was possible by passive means, thereby improving both emission control and fuel   efficiency. Preliminary tests by us indicate that the Crankcase Ventilation System   exhibits close to 99% efficiency (based on energy recouped compared with energy used) and close to 100% effectiveness in reduction of fugitive crankcase emissions. Preliminary testing by us and independent testing sources indicate that the Crankcase Ventilation System   in gasoline engines may be able to reduce nitrogen oxides by as much as 25% and hydrocarbons and carbon monoxide as much as 40%, while increasing gas mileage by as much as 30% and prolonging engine life by as much as 100%. These factors will require further verification but, if supported, will allow a significant marketing advantage. The Crankcase Ventilation System   also increases the useful life of the engine’s spark plugs and oil contamination and sludge build-up are also reduced, extending the time required between tune-ups. In diesel engines, the Crankcase Ventilation System   obtains similar engine enhancement and lower emission results.

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

The critical objectives of our marketing strategy over the next twenty-four months are outlined below:

1.
We will continue to enhance our Crankcase Ventilation System   prototypes and products and enhance expected capabilities and confirm commercialization steps in three phases. These phases are outlined below:

Phase I:	Focus on the continued development of the Crankcase Ventilation System and all related technologies so as to have a solution to be able to sell/market in all vertical markets before the end of 2006 .

Phase II:
To have products ready for shipment by the end of the third quarter of 2006 so as to be able to offer all strategic partners, customers, original equipment manufacturers and end-users products in the first three months of year 2007.

Phase III:
Thereafter, continue the development of the vehicle emission reduction and engine improvement technology by incorporating the use of additional light-weight, powerful, state-of- the-art materials as well as enhanced units that are based on designs currently in development to refine products which will work with as many known existing gasoline and diesel engine systems as economically practical.

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

4.
Ultimately, we will seek to expand our range of strategic partners and other pilot projects. As part of our business model to creating a joint venture and/or securing a licensing agreement with an established partner, our management has undertaken preliminary discussions regarding partnering agreements but intends to pursue these continuously with the goal that pilot projects, targeted at vehicle fleets, may begin in calendar year 2005. We are able to serve as the development arm of any original equipment manufacturers and/or partners while also actively pursuing in contract development and pre production work. As part of our development role, we will continue to produce and test prototypes, for external customers and for joint venture partners. Fine tuning adjustments usually needed during the early stages of production will best be resolved by having the original equipment manufacturers and joint venture partners available on site. Once larger production volumes are needed, production will be moved to original equipment manufacturers and/or partners’ mass manufacturing plants, whose design will benefit from the experience acquired during the ramp-up phase. We intend to contract with OEMs and client partners for the production and test of the samples we will need to implement our development strategy.

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

Intellectual Property

We have received an assignment of letters patent, transferring ownership to the technology referred to as the crankcase ventilation system. As assignee, we are considered the owner of the intellectual property associated with the patent. We presently hold no other intellectual property protected by letters patent nor have we filed for such letters patent entitling us to claim “patent pending” on any other technology. We anticipate that some of the derivative technology resulting from the development of the crankcase ventilation system will be appropriate for application for patents.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $138,426,088 for the year ended December 31, 2005 and $106,417,974 for the year ended December 31, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

In their report dated July 26, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $248,399,823 during the period from inception, August 13, 2002, to December 31, 2005. In addition, at December 31, 2005, we were in a negative working capital position of $1,070,730 and had a stockholders' deficit of $1,027,022. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our Products may Infringe Upon the Intellectual Property Rights of Others and Resulting Claims Against Us Could be Costly and Require Us to Enter Into Disadvantageous License or Royalty Arrangements

The automotive parts industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing upon known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and our attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and number of features as our products grow.

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

Risks Relating to Our Current Financing Arrangement :

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

% Below Market	Price Per Share	With Discount at 20%	Number of Shares Issuable	% of Outstanding Stock

25%	$.0225	$.018	300,555,556	50.71%
50%	$.015	$.012	453,333,334	60.81%
75%	$.0075	$.006	911,666,667	75.73%

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

Risks Relating to Our Common Stock :

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

Our Officers And Directors Own a Controlling Interest in Our Voting Stock And Investors Will Not Have Any Voice in Our Management.

As a result of ownership of stock options and convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 85% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Convertible Notes - Derivative Financial Instruments

The Convertible Notes issued to Golden Gate Investors in 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

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

The embedded derivatives within the Convertible Notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a lattice model with layered discounted probability-weighted cash flow methods.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2005, we have not generated any revenue from operations. As of December 31, 2005, we have accumulated net losses in the development stage of $248,399,823 for the period from inception, August 13, 2002, to December 31, 2005. Additionally, at December 31, 2005, we are in a negative working capital position of $1,070,730 and had a stockholders' deficit of $1,027,022. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2006, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2005, we had limited operations and we expect to require additional cash of approximately $ 5,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2005, total current assets were $336 consisting of cash and cash equivalents.

Total current liabilities were $1,071,066 as of December 31, 2005, consisting of notes payable of $142,500, convertible debt, net of $6,519, derivative liabilities of 707,499, accounts payable and accrued liabilities of $31,448, deposit for warrant exercise of $23,805 and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $1,070,730 as of December 31, 2005.

We did not have any cash flows from or net cash used in investing activities during the quarter ended December 31, 2005.

We incurred net losses of $248,399,823 during the period from inception, August 13, 2002, to December 31, 2005. In addition, at December 31, 2005, we were in a negative working capital position and had a stockholders' deficit of $1,070,730. As a result, our independent registered public accounting firm, in its report dated April 13, 2006, has expressed substantial doubt about our ability to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS.

FELLOWS ENERGY LTD.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Registered Independent Public Accounting Firm	F-2

Consolidated Balance Sheets at and December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004,
and for the period from inception, August 13, 2002, to December 31, 2005	F-4

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2005 and
2004, and for the period from inception, August 13, 2002, to December 31, 2005	F-5 to F-16

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and
for the period from inception, August 13, 2002, to December 31, 2005	F-17

Notes to Consolidated Financial Statements	F-18

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

The accompanying financial statements have been restated to correct errors in the valuation and disclosure of derivative liabilities and convertible debt. (See Note 7)

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
April 13, 2006, except for Note 7, as to which
the date is July 26, 2006

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED BALANCE SHEET
December 31, 2005 and 2004

	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$336	$3,835

Total current assets	336	3,835

Equipment, net	5,208
Intangible assets - patents	38,500	38,500

Total assets	$44,044	$42,335

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Note payable	$142,500	$-
Convertible debt, net	6,519	-
Derivative liability-compound embedded derivatives	707,024
Derivative liability-warrants	475
Accounts payable and accrued liabilities	31,448	10,000
Deposit for warrant exercise	23,805	-
Accounts payable assumed in recapitalization	159,295	159,295

Total current liabilities	1,071,066	169,295

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 6,060,000 issued and
outstanding at December 31, 2005	6,060	-
Common stock: $0.001 par value, 6,000,000,000 shares
authorized, 209,109,976 and 86,947,767 shares issued and
187,919,976 and 86,947,767 shares outstanding
at December 31, 2005 and 2004, respectively	209,110	86,947
Additional paid-in capital	247,147,631	109,749,828
Losses accumulated during the development stage	(248,399,823)	(109,973,735)

Total stockholders' deficit	(1,027,022)	(126,960)

Total liabilities and stockholders' deficit	$44,044	$42,335

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	2005	2004	Inception to December 31, 2005

Operating costs and expenses:
General and administrative expenses,
except stock based compensation	$606,965	$316,216	$1,240,502
Stock-based compensation	136,790,718	106,233,015	245,426,939
Research and development	299,943	-	299,943

Loss from operations	(137,697,626)	(106,549,231)	(246,967,384)

Other income and (expenses)
Interest Income	1	5	18
Gain on settlement	-	197,033	197,033
Cost of rescission	-	(43,074)	(43,074)
Cost of recapitalization	-	-	(273,987)
Goodwill impairment	-	-	(541,101)
Change in fair value of derivative financial instruments	189,539		189,539
Interest expense	(918,002)	(22,707)	(960,867)

Total other income and expenses, net	(728,462)	131,257	(1,432,439)

Net loss	$(138,426,088)	$(106,417,974)	$(248,399,823)

Weighted average shares outstanding	121,294,340	3,244,449

Net loss per common share - basic and dilutive	$(1.14)	$(32.80)

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Additional Paid-In Capital	Deferred Compensation	Losses Accumulated During the Development Stage	Total

Balance at inception, August 13, 2002	$-	$-	$-	$-

Initial contribution to establish Energy
Resource Management, Inc.	1,020	-	-	1,020

Recapitalization on August 26, 2002	(5)	-	-	-

Common stock issued in exchange
for consulting services	2,233,149	(1,030,917)		1,202,232

Net Loss	-	-	(1,555,838)	(1,555,838)

Balance at December 31, 2002	$2,234,164	$(1,030,917)	$(1,555,838)	$(352,586)

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Additional Paid-In Capital	Deferred Compensation	Losses Accumulated During the Development Stage	Total

Balance at December 31, 2002	$2,234,164	$(1,030,917)	$(1,555,838)	$(352,585)

Recognition of deferred compensation
under consulting agreements	-	1,030,917	-	1,030,917

Common stock issued for cash under
Regulation D offering	154,996	-	-	155,000

Common stock issued in exchange
for consulting services and
employee compensation	170,055	-	-	170,056

Common stock issued in exchange
for extension of acquisition
agreement	4,400	-	-	4,400

Common stock issued as a contribution
to a related charitable organization	91,197	-	-	91,200

Common stock issued to escrow for
acquisition of DreamCity	359,992	-	-	360,000

Interest recognition on loan from
stockholder	6,209	-	-	6,209

Net loss	-	-	(1,999,913)	(1,999,913)

Balance at December 31, 2003	$3,021,013	$-	$(3,555,751)	$(534,716)

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Additional Paid-In Capital	Deferred Compensation	Losses Accumulated During the Development Stage	Total
Balance at December 31, 2003	$3,021,013	$-	$(3,555,751)	$(534,716)

Common Stock issued for acquisition of
patent rights	(10,100)	-	-	-

Common stock issued for cash under
Regulation D offering	403,125	-	-	442,725

Common stock issued in payment of
legal fees	49,748	-	-	50,000

Special dividend to certain major
stockholders in Gene-Cell, Inc.	(5,000)	-	-	-

Common stock issued in exchange
for consulting services and
employee compensation	106,196,089	-	-	106,233,015

Common stock issued to repay
debt	94,998	-	-	100,000

Common stock issued to round stock splits	(45)	-	-	-

Net loss	-	-	(106,417,974)	(106,417,974)

Balance at December 31, 2004	$109,749,828	$-	$(109,973,725)	$(126,950)

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	Additional Paid-In Capital	Deferred Compensation	Losses Accumulated During the Development Stage	Total
Balance at December 31, 2004	$109,749,828	$-	$(109,973,735)	$(126,960)

Common stock issued for cash under
Regulation D offering	374,409	-	-	396,560

Common and preferred stock issued in
exchange for consulting services and
employee compensation	105,491,829	-	-	105,540,718

Common stock issued upon exercise of
stock warrants	268,935	-	-	269,180

Common stock issued for conversion of
notes payable	27,353	-	-	69,568

Return and cancellation of shares	6,467	-	-	-

Common stock issued to escrow for debt
conversions and warrant exercises	(21,190)	-	-	-

Issuance of compensatory stock options to
Chief Executive Officer	31,250,000	-	-	31,250,000

Net Loss	-	-	(138,426,088)	(138,426,088)

Balance at December 31, 2005	$247,147,631	$-	$(248,399,823)	$(1,027,022)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

	2005	2004	Inception to December 31, 2005
Cash flows from operating activities:
Net loss	$(138,426,088)	$(106,417,974)	$(248,399,823)
Adjustments to reconcile net income to net
cash used by operating activities:
Gain on settlement	-	(197,033)	(197,033)
Impairment of goodwill	-	-	541,101
Cost of recapitalization	-	-	273,987
Amortization of deferred compensation	-	-	2,233,150
Compensatory common and preferred
stock issuances	105,540,718	106,233,015	211,943,789
Compensatory option issuances	31,250,000	-	31,250,000
Interest imputed on non-interest bearing note
from a stockholder	-	1,045	7,254
Interest expense recognized on issuance and through
accretion of discount on long-term debt	925,713	16,543	946,045
Change in fair value of derivatives	(189,539)	-	(189,539)
Common stock issued for rescission agreement	-	43,074	43,074
Common stock issued in payment of accounts payable	-	50,000	50,000
Depreciation expense	1,042	-	1,042
Changes in accounts payable and accrued liabilities	21,448	(76,033)	77,145

Net cash used by operating activities	(876,706)	(347,363)	(1,419,788)

Cash flows from investing activities:
Acquisition of equipment	(6,250)	-	(6,250)
Acquisition of patents	-	(38,500)	(38,500)

Net cash used in investing activities	(6,250)	(38,500)	(44,750)

Cash flows from financing activities:
Proceeds from stockholder advances	-	-	49,672
Proceeds from convertible debt	50,000	-	50,000
Proceeds from note payable	142,500	-	142,500
Proceeds from warrant exercise and deposit for
warrant exercise	290,397	-	290,397
Payments on notes payable	-	(60,000)	(63,000)
Proceeds from sale of common stock	396,560	442,725	995,205

Net cash provided by financing activities	879,457	382,725	1,464,874

Net increase (decrease) in cash and cash equivalents	(3,499)	(3,138)	336

Cash and cash equivalents at beginning of year	3,835	6,973	-

Cash and cash equivalents at end of year	$336	$3,835	$336

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $248,399,823 for the period from inception, August 13, 2002, to December 31, 2005. Additionally, at December 31, 2005, the Company is in a negative working capital position of $1,070,730 and has a stockholders' deficit of $1,027,022. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

3.	Agreement for Acquisition of Patent Rights, continued

Under the terms of the Agreement as amended, the Company acquired the Patents rights for the following consideration:
•
5,000,000 shares of Series A preferred stock to both Serge Monros, who owned the patents, and Mario Procopio, the Company's founder and Chief Executive Officer. The Series A preferred stock is convertible to and holds voting rights of 100 to 1 of those attributable to common stock. These shares are to remain in escrow for three years, and, accordingly, they will not be converted to common stock during that period.

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

7.	Restatements for Convertible Debt

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

7.	Restatement for Convertible Debt, continued

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

These financials are being restated to properly account for this convertible note in accordance with SFAS 133 and EITF 00-19. At the time of issue, the derivative liabilities associated with the note and the freestanding warrants were valued as follows:

Contractual balance	$50,000
Less compound embedded derivatives	(872,362)
Less: warrant liability	(84,234)
Plus interest expense	906,596
Net convertible debt	$-

Because the value of the derivative liabilities exceeded the notional amount, the excess amount of $906,596 was expensed as non-cash interest expense upon issuance of the convertible note. The discount is amortized to interest expense using the effective interest method over the term of the note. For the period ending December 31, 2005, $6,617 of the discount was amortized to interest expense.

The derivative liabilities were valued as of December 31, 2005 at $707,023 for the Compound Embedded Derivative and $475 for the Warrant Liability. In addition, 158,160 warrants were exercised and $2,448 of the convertible note was converted by December 31, 2005. The derivative liability associated with these conversions and exercises was released and included in additional paid-in-capital. These changes result in a gain on the change in fair value of derivative instruments of $189,539 for the year ended December 31, 2005.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and for the Period
From Inception, August 13, 2002, to December 31, 2005

7.	Restatement for Convertible Debt, continued

Following is an summary analysis of convertible debentures at December 31, 2005:

Contractual balance	$50,000
Less: conversions	(2,448)

Convertible debt gross amount	$47,552
Unamortized Discount	(41,033)

Net Convertible Debenture	6,519

At the date of origination, the embedded derivatives and the warrants associated with the convertible notes were improperly accounted as equity transactions and accordingly the Company’s’ financial statements for the year ended December 31, 2005 have been restated as follows.

INCOME STATEMENT
Net loss, as previously reported previously reported	$(137,702,414)
Income from change in value of derivative financial instruments	189,539
Change in interest expense as a result of accretion of debt discount and
Initial valuation	(913,213)

Net income (loss) as restated	$(138,426,088)

Net change - income (loss)	$(723,674)

Weighted average shares - basic and diluted	121,294,340

Net loss per share, as previously reported	$(1.14)

Net loss per share, as restated	$(1.14)

BALANCE SHEET
Total liabilities, as previously reported	$$404,600
Change to properly state convertible debt	(41,033)
Increase to properly state derivative financial instruments	707,499

Total liabilities as restated	$1,071,066

Total stockholders' equity (deficit) as previously reported	$(360,556)
Change	(666,466)

Total stockholders' equity (deficit), as restated	$(1,027,022)

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

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the year ended December 31, 2005 and 2004, is as follows:
	2005		2004
	Amount	Percent	Amount	Percent

Benefit for income tax at	$47,064,870	34.0%	$36,182,111	34.0%
federal statutory rate
Non-deductible compensation	(46,508,844)	(33.6)	(46,513,094)	(33.9)
Non-deductible interest and
change in value of derivative
financial instruments	250,299	(0.2)	-	-
Non-taxable gain	-	-	66,991	-
Increase in valuation allowance	(305,727)	0.1	(305,727)	(0.1)

	$-	-%	$-	-%

At December 31, 2005, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $4,325,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2025. The benefit from utilization of net operating loss carryforwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

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

ITEM 8A - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures . As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls . There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2005, 2004 and 2003 exceeded $100,000:

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Name & Principal Position	Year	Salary ($)	Bonus ($)	Annual Compen- sation ($)	Restricted Stock Awards($)	Options SARs (#)	Other LTIP Payouts ($)	All Other Compensation
Mario Procopio	2005	32,000	0	-	-	-	-	-
Chief Executive	2004	38,840	0	-	100,000	-	-	-
Officer	2003	9,625	0	-	-	-	-	-
Kathy Procopio	2005	0	0	-	$40,000	-	-	-
Chief Financial	2004	0	0	-	$460,000	-	-	-
Officer	2003	0	0	-	-	-	-	-

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

Option/Stock Appreciation Right Grants in 2005

None.

Aggregate Option/SAR Exercises in 2005 and December 31, 2005 Option Values

None.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	25,000,000	$0	25,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	25,000,000	$0	25,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of April 14, 2006, the number of and percent of the Company's common stock beneficially owned by

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our common stock:

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

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED(1)		PERCENTAGE OF CLASS (2)

Mario Procopio	Common Stock	125,100,000	(3)	29.99%
2530 S. Birch Street, #A
Santa Ana, California 92707

Kathy Procopio	Common Stock	658,548,300	(4)	69.90%
2530 S. Birch Street, #A
Santa Ana, California 92707

George Hukriede	Common Stock	500,000		*
2530 S. Birch Street, #A
Santa Ana, California 92707

Serge Monros	Common Stock	782,102,300	(5)	73.29%
2530 S. Birch Street, #A
Santa Ana, California 92707

Phil Pisanell	Common Stock	1,000,000		*
2530 S. Birch Street, #A
Santa Ana, California 92707

Ben Lofstedt	Common Stock	2,000,000		1.05%
2530 S. Birch Street, #A
Santa Ana, California 92707

All Officers and Directors	Common Stock	1,569,250,600	(6)	85.19%
As a Group (6 persons)
Alexander M. Haig Jr.	Common Stock	50,000,000	(7)	14.62%
2530 S. Birch Street, #A
Santa Ana, California 92707

Alexander P. Haig	Common Stock	50,000,000	(7)	14.62%
2530 S. Birch Street, #A
Santa Ana, California 92707

Steve Botkin	Common Stock	102,000,000	(8)	25.88%
405 S. Fann Street
Anaheim, California 92804

Cyrus Project Incorporated	Common Stock	39,527,500	(9)	11.92%
PO Box 1969
Huntington Beach, CA 92647-1969

G & K Automotive Conversion	Common Stock	100,000,000	(10)	25.50%
Inc.
2530 Birch St
Santa Ana, Ca 92707

His Devine Vehicle	Common Stock	656,548,300	(11)	69.69%
11001 E. Valley Mall, Suite 301C
El Monte, California 91731

New Creation Outreach, Inc.	Common Stock	656,548,300	(12)	69.69%
2530 S. Birch Street, #A
Santa Ana, California 92707

His Devine Vehicle	Preferred A	5,000,000		50%

New Creation Outreach, Inc.	Preferred A	5,000,000		50%

His Devine Vehicle	Preferred C	1,500,000		23.24%

New Creation Outreach, Inc.	Preferred C	1,500,000		23.24%

Alexander M. Haig Jr.	Preferred C	500,000		7.75%

Alexander P. Haig	Preferred C	500,000		7.75%

Steve Botkin	Preferred C	1,020,000		15.80%

Cyrus Project Incorporated	Preferred C	395,275		6.12%

G & K Automotive Conversion	Preferred C	1,000,000		15.49%

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

3.3	Certificate of Designation of Series A Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.4	Certificate of Designation of Series B Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.5	Certificate of Designation of Series C Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.6	By-laws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

4.1	Securities Purchase Agreement dated May 5, 2005 entered between the Company and Golden Gate Investors, Inc.

4.2	Amendment No. 1 to the Securities Purchase Agreement dated May 5, 2005 entered between the Company and Golden Gate Investors, Inc.

4.3	Convertible Debenture dated May 2005 entered between the Company and Golden Gate Investors, Inc.

4.4	Warrant to Purchase Common Stock dated May 2005 issued to Golden Gate Investors, Inc.

4.5	Registration Rights Agreement dated May 2005 entered between Golden Gate Investors, Inc. and the Company .

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

Name	Position	Date

/s/ MARIO PROCOPIO Mario Procopio	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	August 21, 2006

/s/ GEORGE HUKRIEDE George Hukriede	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 21, 2006

/s/ KATHY PROCOPIO Kathy Procopio	Secretary, Treasurer and Director	August 21, 2006

/s/ SERGE MONROS Serge Monros	Chief Technology Officer and Director	August 21, 2006

/s/ PHIL PISANELLI Phil Pisanelli	Vice President for Marketing and Director	August 21, 2006

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Director	August 21, 2006