Form 10QSB/A
period 2006-03-31
SaVi Media Group, Inc.
filed 2006-08-21
CIK 1096637

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

At March 31, 2006, the derivative liabilities were $456,615, due to changes in the fair value.

This Amendment No. 1 on Form 10-QSB/A ( the “Form 10-QSB/A”) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, initially filed with the Securities and Exchange Commission ( the “SEC”) on May 22, 2006, is being filed to reflect restatements of the Company’s Consolidated Balance Sheet as of March 31, 2006, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the quarter ended March 31, 2006. For a more detailed description of these restatements, see Note 3, “Derivative Financial Instruments and Restatement”.

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends and restates the financial statements and Note 3 therein, in each case as a result of, and to reflect, the restatement. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-QSB has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the SarbanesOxley Act of 2002.

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

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
		(Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Note payable	$147,000	$142,500
Convertible debt	10,048	6,519
Accounts payable and accrued liabilities	25,000	31,448
Deposit for warrant exercise	—	23,805
Accounts payable assumed in re-capitalization	159,295	159,295
Derivative financial instrument liabilities	456,615	707,499
Total current liabilities	797,958	1,071,066

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	—	—
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 6,455,275 and 6,060,000
shares issued and outstanding at March 31, 2006 and
December 31, 2005, respectively	6,455	6,060
Common stock: $0.001 par value, 990,000,000 shares
authorized, 268,306,564 and 209,109,976 shares issued and
outstanding at March 31, 2006 and December 31, 2005,
Respectively	268,306	209,110
Additional paid-in capital	248,212,015	247,147,631
Losses accumulated during the development stage	(249,106,429)	(248,399,823)
Total stockholders' deficit	(609,653)	(1,027,022)
Total liabilities and stockholders' deficit	$188,305	$44,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005, and for the Period
>From Inception, August 13, 2002, to March 31, 2006

	March 31,	March 31,	Inception to
	2006	2005	March 31, 2006

Operating costs and expenses:
General and administrative expenses,
except stock based compensation	$307,277	$91,954	$1,535,279
Research & Development	119,720		419,663
Stock-based compensation	498,138	2,154,941	245,937,577

Loss from operations	(925,135)	(2,246,895)	(247,892,519)

Other income and (expenses)
Interest Income	—	1	18
Gain on settlement	—	—	197,033
Cost of rescission	—	—	(43,074)
Cost of re-capitalization	—	—	(273,987)
Goodwill impairment	—	—	(541,101)
Interest expense	(8,179)	—	(969,046)
Change in value of derivative financial instruments	226,708	—	416,247

Total other income and (expenses), net	218,529	1	(1,213,910)

Net loss	(706,606)	(2,246,894)	(249,106,429)

Weighted average shares outstanding - basic and diluted	224,790,772	83,852,510

Net loss per common share - basic and diluted	$(0.00)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS’ DEFICIT
For the Three Months Ended March 31, 2006

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005, as previously restated	10,000,000	$10,000	—	$—

Common stock issued for cash
Exercise of warrants	—	—	—	—
Conversion of debt to equity	—	—	—	—
Common and Preferred stock issued in
exchange for consulting services	—	—	—	—
Reduction of shares in escrow	—	—	—	—
Cancellation of shares	—	—	—	—
Net Loss	—	—	—	—
Balance at March 31, 2006	10,000,000	$10,000	—	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
For the Three Months Ended March 31, 2006

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005, as previously restated	6,060,000	$6,060	209,109,976	$209,110

Common and Preferred stock issued for cash	395,275	395	100,000	100
Exercise of warrants	—	—	174,540	175
Conversion of debt to equity	—	—	67,264,548	67,264
Common and Preferred stock issued in
exchange for consulting services	1,000,000	1,000	1,625,000	1,625
Reduction of shares in escrow	—	—	(9,967,500)	(9,968)
Cancellation of shares	(1,000,000)	(1,000)	—	—
Net Loss	—	—	—	—
Balance at September 30, 2005	6,455,275	$6,455	268,306,564	$268,306

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
For the Three Months Ended March 31, 2006

			Losses
			Accumulated
	Additional		During the
	Paid-In	Subscription	Development
	Capital	Receivable	Stage	Total

Balance at December 31, 2005, as previously restated	$247,147,631	$—	$(248,399,823)	$(1,027,022)

Common and Preferred stock issued for cash	382,235	—	—	382,730
Exercise of warrants	190,074	—	—	190,249
Conversion of debt to equity	(14,406)	—	—	52,858
Common and Preferred stock issued in
Exchange for consulting services	495,513	—	—	498,138
Reduction of shares in escrow	9,968	—	—	—
Cancellation of shares	1,000	—	—	—
Net Loss	—	—	(706,606)	(706,606)
Balance at March 31, 2006	$248,212,015	$—	$(249,106,429)	$(609,653)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005, and for the Period
>From Inception, August 13, 2002, to March 31, 2006

	March 31,	March 31,	Inception to
	2006	2005	March 31, 2006
Cash flows from operating activities:
Net loss	$(706,606)	$(2,246,894)	$(249,106,429)
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation expense	521	—	1,563
Gain on settlement	—		(197,053)
Impairment of goodwill	—	—	541,101
Cost of recapitalization	—	—	273,987
Amortization of deferred compensation	—	—	2,233,150
Compensatory common and preferred stock issuances	498,138	2,154,541	212,441,927
Compensatory option issuances	—	—	31,250,000
Interest imputed on note from a stockholder	—	—	7,254
Interest expense recognized through issuance and
accretion of discount on long-term debt	7,713	—	953,758
Common stock issued for rescission agreement	—	—	43,074
Common stock issued to pay accounts
payable and accrued liabilities	—	—	50,000
Other items to reconcile cash to accrual	27,264		27,304
Change in value of derivative financial instruments	(226,708)	—	(416,247)
Changes in accounts payable and accrued liabilities	(6,448)	2,495	70,697
Net cash used by operating activities	(406,126)	(89,858)	(1,825,914)

Cash flows from investing activities:
Purchase of equipment	—	—	(6,250)
Acquisition of patent rights	—	—	(38,500)
Net cash used by investing activities	—	—	(44,750)

Cash flows from financing activities:
Proceeds from stockholder advances	—	2,000	49,672
Proceeds from convertible debentures	—	—	50,000
Proceeds from note payable	—	—	142,500
Payments on notes payable	—	—	(63,000)
Proceeds from warrant exercise	168,178	—	458,775
Proceeds from sale of preferred stock	381,730	—	381,730
Proceeds from sale of common stock	1,000	149,530	996,105
Net cash provided by financing activities	550,908	151,530	2,015,782

Net increase in cash and cash equivalents	144,782	61,672	145,118

Cash and cash equivalents at beginning of period	336	3,835	—
Cash and cash equivalents at end of period	$145,118	$65,507	$145,118

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

2.             Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $249,106,429 for the period from inception, August 13, 2002, to March 31, 2006. Additionally, at March 31, 2006, the Company is in a negative working capital position of $652,840 and has a stockholders’ deficit of $609,653. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations in the development stage, or that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage. There can also be no assurances that the Company will ever attain profitability. The Company’s long-term viability as a going concern is dependent upon certain key factors, including:

•	The Company’s ability to obtain adequate sources of funding to sustain it during the development stage.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note. For the year ended December 31, 2005 and the three months ended March 31, 2006 the Company accreted $6,616 and $3,679, respectively, of debt discount. The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

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

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value of 872,362.

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted average expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. At December 31, 2005, the estimated fair value of the debt features was approximately $707,023. For the three months ended March 31, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $226,708. At March 31, 2006, the estimated fair value of the debt features was approximately $456,615.

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

At the date of origination, the embedded derivatives and the warrants associated with the convertible notes were improperly accounted as equity transactions and accordingly the Company’s’ financial statements for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 and have also been restated.

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

Total current liabilities were $797,958 as of March 31, 2006, consisting of notes payable of $147,000, convertible debt of $10,048, accounts payable and accrued liabilities of $25,000, accounts payable assumed in recapitalization of $159,295 and derivitive financial instrument liabilities of $456,615.

We had a negative working capital of $652,840 as of March 31, 2006.

We incurred net losses of $249,106,429 during the period from inception, August 13, 2002, to March 31, 2006. In addition, at March 31, 2006, we were in a negative working capital deficit of $652,840 and had a stockholders' deficit of $609,653. As a result, our independent registered public accounting firm, in its report dated April 13, 2006, has expressed substantial doubt about our ability to continue as a going concern.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures . As of March 31, 2006, as required by SEC rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

>From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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