Form 10QSB
period 2006-06-30
SaVi Media Group, Inc.
filed 2006-08-21
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2006

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

Yes [ ]    No  [ x ]

As of August 17, 2006, the Company had 447,606,564 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

SAVI MEDIA GROUP, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2006

PART I. FINANCIAL INFORMATION

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$29,415	$336

Total current assets	29,415	336

Property and equipment, net	237,208	5,208
Intangible assets - patents	38,500	38,500

Total assets	$305,123	$44,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
		(Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Note payable	$142,500	$142,500
Convertible debt	14,446	6,519
Accounts payable and accrued liabilities	46,419	31,448
Deposit for warrant exercise	—	23,805
Advances from investor	1,048,370	—
Accounts payable assumed in re-capitalization	159,295	159,295
Derivative financial instrument liabilities	271,747	707,499
Total current liabilities	1,682,777	1,071,066

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	—	—
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 6,455,275 and 6,060,000
shares issued and outstanding at June 30, 2006 and
December 31, 2005, respectively	6,455	6,060
Common stock: $0.001 par value, 990,000,000 shares
authorized, 387,606,564 and 209,109,976 shares issued and
outstanding at June 30, 2006 and December 31, 2005,
Respectively	387,607	209,110
Additional paid-in capital	248,795,838	247,147,631
Losses accumulated during the development stage	(250,577,554)	(248,399,823)

Total stockholders' deficit	(1,377,654)	(1,027,022)

Total liabilities and stockholders' deficit	$305,123	$44,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to June 30, 2006

	Three Months Ended		Six Months Ended		Inception to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2006	2006

Operating costs and expenses:
General and administrative
expenses, except stock
based compensation	670,166	193,064	977,442	285,018	2,205,444
Stock-based compensation	89,500	131,774,534	587,638	133,929,475	246,027,077
Research and development	505,155	138,296	624,875	138,296	924,818

Loss from operations	(1,264,821)	(132,105,894)	(2,189,955)	(134,352,789)	(249,157,339)

Other income and (expenses)
Interest Income	11	1	11	1	29
Gain on settlement	—	—	—	—	197,033
Cost of recission	—	—	—	—	(43,074)
Cost of recapitalization	—	—	—	—	(273,987)
Change in value of
derivative financial
instruments	163,027	(380,353)	389,735	(380,353)	579,274
Goodwill impairment	—	—	—	—	(541,101)
Loss on debt
extinguishment	(360,000)		(360,000)		(360,000)
Interest expense	(9,343)	(909,988)	(17,522)	(909,988)	(978,389)

Total other income
and expenses, net	(206,305)	(1,290,340)	12,224	(1,290,340)	(1,420,215)

Net loss	$(1,471,126)	$(133,396,234)	$(2,177,731)	$(135,643,129)	$(250,577,554)

Weighted average shares
outstanding	332,278,786	108,993,913	331,619,924	98,644,556

Net loss per common share
basic and dilutive	$(0.00)	$(1.22)	$(0.01)	$(1.38)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2006

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005, as previously restated	10,000,000	$10,000	—	$—

Common stock issued for cash
Exercise of warrants	—	—	—	—
Conversion of debt to equity	—	—	—	—
Common and Preferred stock issued in
exchange for consulting services	—	—	—	—
Reduction of shares in escrow	—	—	—	—
Cancellation of shares	—	—	—	—
Shares issued for Debt Extinguishment	—	—	—	—
Net Loss	—	—	—	—
Balance at June 30, 2006	10,000,000	$10,000	—	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2006

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005, as previously restated	6,060,000	$6,060	209,109,976	$209,110

Common and Preferred stock issued for cash	395,275	395	100,000	100
Exercise of warrants	—	—	389,540	389
Conversion of debt to equity	—	—	162,049,548	162,050
Common and Preferred stock issued in
exchange for consulting services	1,000,000	1,000	7,125,000	7,125
Reduction of shares in escrow	—	—	(21,167,500)	(21,167)
Cancellation of shares	(1,000,000)	(1,000)	—	—
Shares issued for Debt Extinguishment	—	—	30,000,000	30,000
Net Loss	—	—	—	—
Balance at June 30, 2006	6,455,275	$6,455	387,606,564	$387,607

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2006

			Losses
			Accumulated
	Additional		During the
	Paid-In	Subscription	Development
	Capital	Receivable	Stage	Total

Balance at December 31, 2005, as previously restated	$247,147,631	$—	$(248,399,823)	$(1,027,022)

Common and Preferred stock issued for cash	382,235	—	—	382,730
Exercise of warrants	425,577	—	—	425,966
Conversion of debt to equity	(115,415)	—	—	46,635
Common and Preferred stock issued in
Exchange for consulting services	603,643	—	—	611,768
Reduction of shares in escrow	21,167	—	—	—
Cancellation of shares	1,000	—	—	—
Shares issued for Debt Extinguishment	330,000	—	—	360,000
Net Loss	—	—	(2,177,731)	(2,177,731)
Balance at June 30, 2006	$248,795,838	$—	$(250,577,554)	$(1,377,654)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to June 30, 2006

	June 30,	June 30,	Inception to
	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(2,177,731)	$(135,643,129)	$(250,577,554)
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation Expense	26,357	—	27,399
Gain on settlement	—	—	(197,033)
Impairment of goodwill	—	—	541,101
Cost of recapitalization	—	—	273,987
Amortization of deferred compensation			2,233,150
Compensatory common and preferred			—
stock issuances	611,768	133,929,475	212,555,557
Compensatory option issuances	—		31,250,000
Interest imputed on non-interest bearing note			—
from a stockholder	—	—	7,254
Interest expense recognized on issuance and			—
through accretion of discount on
long-term debt	8,545	908,548	28,877
Change in fair value of derivatives	(389,735)	380,353	296,359
Common stock issued for rescission agreement	—	—	43,074
Common stock issued to pay accounts			—
payable and accrued liabilities	—	—	50,000
Common stock issuances for extinguishment
of debt	360,000	—	360,000
Changes in accounts payable and accrued
liabilities	14,971	17,830	92,116
Net cash used by operating activities	(1,545,825)	(406,923)	(3,015,713)

Cash flows from investing activities:
Purchase of equipment	(258,357)	(6,250)	(264,607)
Acquisition of patent rights	—	—	(38,500)
Net cash used in investing activities	(258,357)	(6,250)	(303,107)

Cash flows from financing activities:
Proceeds from stockholder advances	1,048,370	—	1,098,042
Proceeds from convertible debentures	—	50,000	50,000
Proceeds from short term advance	—	50,000	50,000
Proceeds from note payable	—	142,500	142,500
Payments on notes payable	—	—	(63,000)
Proceeds from warrant exercise	402,161	—	692,758
Proceeds from sale of preferred stock	381,730	—	381,730
Proceeds from sale of common stock	1,000	218,230	996,205
Net cash provided by financing activities	1,833,261	460,730	3,348,235

Net increase in cash and cash equivalents	29,079	47,557	29,415

Cash and cash equivalents at beginning of period	336	3,835	-
Cash and cash equivalents at end of period	$29,415	$51,392	$29,415

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the respective full years.

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

2.           Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $250,577,554 for the period from inception, August 13, 2002, to June 30, 2006. Additionally, at June 30, 2006, the Company is in a negative working capital position of $1,653,361 and has a stockholders’ deficit of $1,377,653. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

2.           Going Concern Considerations, continued

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

3.	Derivative Financial Instruments

During the year ended December 31, 2005 the Company issued $50,000 of convertible notes to a third party. As part of the financing transaction, the Company also issued warrants to purchase shares of stock at various exercise prices. The convertible debentures bear interest at 5 1/4%, mature two years from the date of issuance, and are convertible into shares of the Company’s common stock, at the Investor’s option. The convertible debentures are convertible into shares of the Company’s based on the following formula: The Company will issue the number of shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture; and the product thereof shall be divided by the conversion price. The conversion price for the convertible debentures is the lesser of (i) $0.75; (ii) eighty percent of the of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the of the volume weighted average on the trading day prior to conversion.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note. For the year ended December 31, 2005 and the six months ended June 30, 2006 the Company accreted $6,616 and $8,545, respectively, of debt discount. The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.	Derivative Financial Instruments, continued

Warrants Issued

The estimated fair value of the warrants was $84,234 at the date of issue. These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability.

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

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted average expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. At December 31, 2005, the estimated fair value of the debt features was approximately $707,023. For the three months ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $163,027. For the six months ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $389,735. At June 30, 2006, the estimated fair value of the debt features was approximately $271,662.

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

Following is a description of transactions affecting stockholders equity in the three months ended June 30, 2006:

-
The Company issued 5,500,000 shares of common stock to various individuals that provided consulting and other services to the Company and recognized compensation expense of $89,500 related to those issuances.

-	The Company issued 215,910 shares of common stock to the holder of its convertible debt upon exercise of stock warrants and received proceeds of $235,342.

-	The Company issued 94,784,090 shares of common stock to the holder of its convertible debt upon conversion of $2,159 of convertible debt.

-
The Company issued 30,000,000 shares of common stock to the holder of its convertible debt as a payment related to the extinguishment of the Golden Gate Investors debt upon the Cornell Capital financing discussed below under Liquidity and Capital Resources. The Company recognized a loss on debt extinguishment in the amount of $360,000 related to this issuance.

5.	Subsequent Events

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 will be advanced two business days prior to our filing with the Securities and Exchange Commission of the registration statement. The last installment of $500,000 will be advanced two business days prior to the registration statement being declared effective by the SEC. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors.

In connection with the securities purchase agreement, we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

Number of Warrants	Exercise Price

1,000,000,000	$0.003
1,000,000,000	$0.006
300,000,000	$0.01
200,000,000	$0.015
150,000,000	$0.02
100,000,000	$0.03
60,000,000	$0.05
40,000,000	$0.075
30,000,000	$0.10
20,000,000	$0.15

All of the warrants were issued upon closing.  We also issued to the investor 30 million shares of restricted common stock as a commitment fee.

The debentures mature on the second anniversary of the date of issuance and bear interest at the annual rate of 10%. Holders may convert, at any time, any amount outstanding under the debentures into shares of our common stock at a conversion price per share equal to $0.013. Beginning the earlier of (i) the first business day of the month immediately following the month in which the registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted common stock.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.	Subsequent Events, continued

We have the option, in our sole discretion, to settle the monthly mandatory redemption amount by (i) paying the investor cash in an amount equal to 115% of the monthly mandatory redemption amount, or (ii) issuing to the investor the number of shares of common stock equal to the monthly mandatory redemption amount divided by $0.007, provided, however, that in order for us to issue shares upon payment of the monthly mandatory redemption amount (A) the registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock shall be greater than the redemption conversion price (currently $0.007) as of the trading day immediately prior to the redemption date.   However, in the event that (A) the registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock is less than the redemption conversion price (currently $0.007) but is greater than $0.003, we shall have the option to settle mandatory redemptions by issuing to the investor the number of shares of common stock equal to the mandatory redemption amount divided by the default conversion price ($0.003).

In the event that certain events of default, such as failure to pay principal or interest when due, failure to issue common stock upon conversion or the delisting or lack of quotation of our common stock, the redemption conversion price will be reduced to the default conversion price.

Cornell has agreed to restrict its ability to convert the debenture and exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

We, at our option, have the right with three business days advance written notice, to redeem a portion or all amounts outstanding under this debenture prior to the maturity date provided that the closing bid price of our common stock, is less than $0.013 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

In connection with the Purchase Agreement, we also entered into a registration rights agreement, as amended, providing for the filing, within 60 days of closing, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the debentures. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing the registration statement and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the debentures have been sold or (ii) July 10, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the Registration Statement with the Securities and Exchange Commission no later than September 8, 2006, or if the registration statement is not declared effective by November 22, 2006, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the debentures.

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

We have no other commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations.

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

We currently have the right to develop, produce, market and distribute a new product which provides for increased fuel economy and reduced emissions in automotive applications for both new and existing vehicles and may be used in other non-automotive applications. The technology may be sold internationally and we are pursuing opportunities simultaneously dometically and internationally. We plan to seek the rights to develop and sell additional products and will seek strategic partnerships with manufacturers and distributors in the various industries where our products may be sold and to develop markets in other areas.

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

Results of Operations

During the period from inception, August 13, 2002, to June 30, 2006, we have not generated any revenue from operations. As of June 30, 2006, we have accumulated net losses in the development stage of $250,577,554 for the period from inception, August 13, 2002, to June 30, 2006. Additionally, at June 30, 2006, we are in a negative working capital position of $1,653,361 and a stockholders' deficit position $1,377,653. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2006, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

We believe that there are six critical elements for the building of a successful research & development company that has the capacity to manufacture technology for the implementation of immediate and long-term solutions to the global challenges of air, water, and land pollution.

1.
People - this includes a qualified board of directors, advisory board members, management, employees, shop personnel, Q.C., project managers, journeymen, welders, machinists, cnc operators, cad cam, shop planners, senior engineers, tool & design, maintenance personnel, calibrators & inspectors, sheet metal fabricators, debburing & finishing personnel, purchasers, transporters, cnc trainers and consultants, etc.;

2.	Projects - a credible portfolio of projects that have the appropriate risk-return ratio in order to generate potentially significant shareholder value;
3.	Capital - based upon the reputation of the people and the quality of the projects, there must be sufficient capital in order to launch the company and to provide for additional fundings;
4.
Technology - the most advanced interpretation methods, techniques and methods should be utilized in order to maximize the potential for finding and developing immediate and long term solutions to the global challenges of air, water, and land pollution;

5.
Favorable positioning - the international influence of the oil and gas companies along with the automotive & diesel industries requires a combination of secured relationships with their appointed leadership in these various industries as well as with all the various local and international governmental entities; and

6.
Manufacturing capability and equipment- the competitive nature of the automotive & diesel industry requires a unique approach and a significant capital commitment in order to secure the latest in hi-tech equipment, technology, research, and the creation of numerous patents as well as to expedite mass production.

People:

In August 2004 Savi Media Group was founded by Serge Monros and Mario Procopio. Serge Monros sold several technologies to Savi Media that he personally developed over the last 17 years. Mario Procopio was hired as the President, Chief Executive Officer and director of with a mandate to acquire the initial funding for the planned projects and to assist in aggressively transforming us into an emerging research & development company utilizing cutting edge of technologies in the field of automotive and diesel retrofitting and pollution control. In August 2004, Mario and Serge recruited enough capital to acquire a bulletin board company, pay off its existing debts, and begin to launch the varied projects of which the DynoValve is one of several projects. Two years later, we have contracted with leading engineering firms, over three-dozen professionals as either employees or consultants and officers and directors that accomplish their tasks in an expedient manner.

We have contracted with several significant additions to the operating team through the establishment of a Strategic Advisory Board. On this board we have notables, including General Alexander Haig with a background serving in the U.S.Government as Secretary of State for Ronald Reagan, Commander in Chief, U.S. European Command for President Gerald Ford, Senior Military Advisor to Dr. Henry Kissinger White House Chief of Staff for President Nixon, and as a 4 Star General in Japan, Korea, Europe, & Vietnam. General Alexander Haig is among the most decorated military and civilian figures of our time. In addition to his military accomplishments, General Haig has held a number of key positions in political and business leadership, and presently serves as Chairman of Worldwide Associates, Inc., and is a senior advisor to United Technologies Corporation. He also serves on the Board of Directors of America Online, Inc., Interneuron Pharmaceuticals, Inc., MGM Grand, Inc., the National Foundation for Advanced Cardiac Surgery, Preferred Employers Holdings, Inc., as well as Metro-Goldwyn-Mayer, Inc. and United Technologies Corp. General Haig is perhaps best known as U.S. Secretary of State under President Ronald Reagan, appointed by the President-elect and confirmed by the U.S. Senate. However, many are familiar with General Haig’s reputation as a paragon of statesmanship, with the mental and tactical genius befitting a 4-star general, and the consummate diplomacy of a master negotiator at the highest levels of the public and private sectors.

We continue to seek additional qualified candidates to join our Board of Directors and Advisory Board. We intend to utilize our strong industry contacts with top quality consultants, contractors, and employees to expand these Boards.

Projects:

During the quarter ended June 30, 2006, we further refined our strategic plan and have determined that the maximum value to all of our shareholders is best served by targeting three focused project areas that provide for long-term growth from our invested capital. The three major project areas are as follows:

A fully functional R & D Lab and office with limited manufacturing capabilities and state of the art diagnostic equipment.

We have constructed and established this lab with its adjacent offices located at 2530 S. Birch St. Santa Ana, CA. 92707. The lab should be fully functional and in use before January 2007. We have also negotiated with G & K Auto in acquiring a 270,000 square foot R & D lab and office in Tian Jin, China in the Auto Trade - Free Trade Zone in order to test and retrofit heavy duty equipment, machinery, and certain diesel engines that they have shipped overseas from China to our facility here in the U.S. We also have established dependable mutually benefiting relationships with about a dozen large manufacturers around the world for contract outsourcing so that when we grow beyond our capacity locally to meet certain production needs we can adequately outsource. For example, we could ramp up within three to six months to a manufacturing capability of about 50,000 DynoValve units monthly and more at our facility.

Implement the initial testing phases in order to secure revenues, licensing agreements, and contracts.

Domestic and international entities have given us projects to test our equipment on selected diesels, stationary machines, and technology for certification and verification. As we continue to obtain favorable results in these certified tests, there is greater potential for obtaining purchase orders and contracts.

Become a technology partner to the various entities that are focused on environmental solutions.

We are presently participating in a consortium of companies with emission reduction technologies for the problem solving of both our local environmental challenges and to assist in China’s pursuit of immediate solutions to the particular needs in their environment.

During the quarter ended June 30, 2006, we had limited operations and we expect to require additional cash of a minimun of approximately $5,000,000 over the next twelve months. Those funds will be used for continued operation in the development stage. Cornell Capital has committed nearly $3,000,000 in cash. Additional financing may still need to be obtained. .Due to our still being in a development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of June 30, 2006, total current assets were $29,415 consisting of cash and cash equivalents.

Total current liabilities were $1,682,776 as of June 30, 2006, consisting of notes payable of $142,500, convertible debt of $14,446, accounts payable and accrued liabilities of $46,419, accounts payable assumed in recapitalization of $159,295 derivative financial instrument liabilities of $271,747, and advances from investors of $1,048,370.

We had a negative working capital of $1,653,361 as of June 30, 2006.

We incurred net losses of $250,577,554 during the period from inception, August 13, 2002, to June 30, 2006. In addition, at June 30, 2006, we were in a negative working capital deficit of $1,653,361 and had a stockholders' deficit of $1,377,653. As a result, our independent registered public accounting firm, in its report dated April 13, 2006, has expressed substantial doubt about our ability to continue as a going concern.

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

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 will be advanced two business days prior to our filing with the Securities and Exchange Commission of the registration statement. The last installment of $500,000 will be advanced two business days prior to the registration statement being declared effective by the SEC. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors.

In connection with the securities purchase agreement, we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

Number of Warrants	Exercise Price
1,000,000,000	$0.003
1,000,000,000	$0.006
300,000,000	$0.01
200,000,000	$0.015
150,000,000	$0.02
100,000,000	$0.03
60,000,000	$0.05
40,000,000	$0.075
30,000,000	$0.10
20,000,000	$0.15

All of the warrants were issued upon closing.  We also issued to the investor 30 million shares of restricted common stock as a commitment fee.

The debentures mature on the second anniversary of the date of issuance and bear interest at the annual rate of 10%. Holders may convert, at any time, any amount outstanding under the debentures into shares of our common stock at a conversion price per share equal to $0.013. Beginning the earlier of (i) the first business day of the month immediately following the month in which the registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted common stock.

We have the option, in our sole discretion, to settle the monthly mandatory redemption amount by (i) paying the investor cash in an amount equal to 115% of the monthly mandatory redemption amount, or (ii) issuing to the investor the number of shares of common stock equal to the monthly mandatory redemption amount divided by $0.007, provided, however, that in order for us to issue shares upon payment of the monthly mandatory redemption amount (A) the registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock shall be greater than the redemption conversion price (currently $0.007) as of the trading day immediately prior to the redemption date.   However, in the event that (A) the registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock is less than the redemption conversion price (currently $0.007) but is greater than $0.003, we shall have the option to settle mandatory redemptions by issuing to the investor the number of shares of common stock equal to the mandatory redemption amount divided by the default conversion price ($0.003).

In the event that certain events of default, such as failure to pay principal or interest when due, failure to issue common stock upon conversion or the delisting or lack of quotation of our common stock, the redemption conversion price will be reduced to the default conversion price.

Cornell has agreed to restrict its ability to convert the debenture and exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

We, at our option, have the right with three business days advance written notice, to redeem a portion or all amounts outstanding under this debenture prior to the maturity date provided that the closing bid price of our common stock, is less than $0.013 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

In connection with the Purchase Agreement, we also entered into a registration rights agreement, as amended, providing for the filing, within 60 days of closing, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the debentures. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing the registration statement and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the debentures have been sold or (ii) July 10, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the Registration Statement with the Securities and Exchange Commission no later than September 8, 2006, or if the registration statement is not declared effective by November 22, 2006, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the debentures.

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

We have no other commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

There were no recent accounting pronouncements that have had or are likely to have a material effect on our financial position or results of operations.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level but were not fully effective during the quarter in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the third quarter of fiscal 2006, we determined we had not accurately made two entries with respect to the issuance of equity securities. One instance related solely to the date reflected as to issuance while the other related to an omission of the issuance of 300,000 shares with a value of $6,000. We have instituted a policy requiring the controller, at the end of each quarter, to reconcile the accounting records to the stock issuance report prepared and maintained by the corporate secretary to ensure that all equity issuances have been properly recorded.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2006, we issued 5,500,000 shares of common stock to various individuals that provided us with consulting and other services valued at $89,500.

We issued 215,910 shares of common stock to Golden Gate Investors upon exercise of stock warrants and received proceeds of $235,342.

We issued 94,784,090 shares of common stock to Golden Gate Investors upon conversion of $2,159 of convertible debt.

We issued 30,000,000 shares of common stock to Golden Gate Investors in connection with an agreement to retire the outstanding debt owed to Golden Gate Investors.

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