Form 10QSB
period 2006-09-30
SaVi Media Group, Inc.
filed 2006-12-19
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2006

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

Yes ☐ No ☒

As of December 14, 2006, the Company had 448,106,564 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

SAVI MEDIA GROUP, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unaudited Consolidated Balance Sheets:
September 30, 2006 and December 31, 2005	3

Unaudited Consolidated Statements of Operations:
For the three and nine months ended September 30, 2006 and 2005 and
for the period from inception, August 13, 2002, to September 30, 2006	5

Unaudited Consolidated Statement of Stockholders’ Deficit
For the nine months ended September 30, 2006	6

Unaudited Consolidated Statements of Cash Flows:
For the nine months ended September 30, 2006 and 2005 and
for the period from inception, August 13, 2002, to September 30, 2006	9

Notes to Unaudited Consolidated Financial Statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Changes in Securities	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

PART I. FINANCIAL INFORMATION

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED CONDENSED BALANCE SHEET
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$23,103	$336

Total current assets	23,103	336

Property and equipment, net	649,699	5,208
Deferred loan costs	100,343	-
Intangible assets - patents	38,500	38,500

Total assets	$811,645	$44,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Note payable	$-	$142,500
Convertible debt	588,360	6,519
Note payable to stockholder	8,526	-
Deposit for warrant exercise	-	23,805
Accounts payable and accrued liabilities	100,216	31,448
Accounts payable assumed in recapitalization	159,295	159,295
Derivative financial instrument liabilities	20,763,988	707,499

Total current liabilities	21,620,385	1,071,066

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 6,455,275 and 6,060,000 shares issued and outstanding at September 30, 2006 and December 31, 2005,
respectively	6,455	6,060
Common stock: $0.001 par value, 990,000,000 shares
authorized, 448,106,564 and 209109976 shares issued and
outstanding at September 30, 2006 and December 31, 2005,
respectively	448,107	209,110
Additional paid-in capital	249,782,840	247,147,631
Losses accumulated during the development stage	(271,056,142)	(248,399,823)

Total stockholders' deficit	(20,808,740)	(1,027,022)

Total liabilities and stockholders' deficit	$811,645	$44,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to September 30, 2006

	Three Months Ended		Nine Months Ended		Inception to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006

Operating costs and expenses:
General and administrative
expenses, except stock
based compensation	$577,989	$140,978	$1,535,380	$425,475	$2,783,435
Stock-based compensation	-	3,148,000	587,638	137,077,475	246,027,077
Research and development	125,689	72,790	750,564	211,086	1,050,507

Loss from operations	(703,678)	(3,361,768)	(2,873,582)	(137,714,036)	(249,861,019)

Other income and (expenses)
Interest Income	130	-	141	1	161
Gain on settlement	-	-	-	-	197,033
Cost of rescission	-	-	-	-	(43,074)
Cost of recapitalization	-	-	-	-	(273,987)
Goodwill impairment	-	-	-	-	(541,101)
Loss on extinguishment
of debt	(132,464)	-	(492,464)	-	(492,464)
Interest expense	(45,630,008)	(5,683)	(45,647,530)	(915,671)	(46,608,397)
Change in value of
derivative financial
instruments	25,987,432	291,542	26,377,167	(88,811)	26,566,706

Total other income
and expenses, net	(19,774,910)	285,859	(19,762,686)	(1,004,481)	(21,195,123)

Net loss	$(20,478,588)	$(3,075,909)	$(22,636,268)	$(138,718,517)	$(271,056,142)

Weighted average shares
outstanding	440,497,868	121,114,740	351,263,928	105,229,366

Net loss per common share -
basic and diluted	$(0.05)	$(0.03)	$(0.06)	$(1.32)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
For the Nine Months Ended September 30, 2006

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005	10,000,000	$10,000	-	$-

Common and preferred stock issued for cash	-	-	-	-

Exercise of warrants	-	-	-	-

Conversion of debt to equity	-	-	-	-

Common and Preferred stock issued in
exchange for consulting services	-	-	-	-

Reduction of shares in escrow	-	-	-	-

Common stock issued for debt commitment	-	-	-	-

Cancellation of shares	-	-	-	-

Common stock issued for debt extinguishment	-	-	-	-

Net Loss	-	-	-	-

Balance at September 30, 2006	10,000,000	$10,000	-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
For the Nine Months Ended September 30, 2006

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005	6,060,000	$6,060	209,109,976	$209,110

Common and preferred stock issued for cash	395,275	395	600,000	600

Exercise of warrants	-	-	389,540	389

Conversion of debt to equity	-	-	162,049,548	162,050

Common and Preferred stock issued in
exchange for consulting services	1,000,000	1,000	7,125,000	7,125

Reduction of shares in escrow	-	-	(21,167,500)	(21,167)

Common stock issued for debt commitment	-	-	30,000,000	30,000

Cancellation of shares	(1,000,000)	(1,000)	-	-

Common stock issued for debt extinguishment	-	-	60,000,000	60,000

Net Loss	-	-	-	-

Balance at September 30, 2006	6,455,275	$6,455	448,106,564	$448,107

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
For the Nine Months Ended September 30, 2006

			Losses
			Accumulated
	Additional		During the
	Paid-In	Subscription	Development
	Capital	Receivable	Stage	Total

Balance at December 31, 2005	$247,147,631	$-	$(248,399,823)	$(1,027,022)

Common and preferred stock issued for cash	529,237	-	-	530,232

Exercise of warrants	425,577	-	-	425,966

Conversion of debt to equity	(115,415)	-	-	46,635

Common stock issued in exchange
for consulting services	603,643	-	-	611,768

Reduction of shares in escrow	21,167	-	-	-

Common stock issued for debt commitment	420,000	-	-	450,000

Cancellation of shares	1,000	-	-	-

Common stock issued for debt extinguishment	750,000	-	-	810,000

Net Loss	-	-	(22,656,319)	(22,656,319)

Balance at September 30, 2006	$249,782,840	$-	$(271,056,142)	$(20,808,740)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to September 30, 2006

	September 30,	September 30,	Inception to September
	2006	2005	30, 2006

Cash flows from operating activities:
Net loss	$(22,656,319)	$(163,426,061)	$(271,056,142)
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation expense	46,190	521	47,232
Gain on settlement	-	-	(197,033)
Impairment of goodwill	-	-	541,101
Cost of recapitalization	-	-	273,987
Compensatory common and preferred
stock issuances	611,768	162,783,558	212,555,557
Amortization of deferred compensation	-	-	2,233,150
Compensatory option issuances	-	31,250,000	31,250,000
Interest imputed on non-interest bearing note
from a stockholder	-	-	7,254
Interest expense recognized through
accretion of discount on long-term debt	45,623,400	3,699	46,569,445
Common stock issued for rescission agreement	-	-	43,074
Common stock issued to pay accounts
payable and accrued liabilities	-	-	50,000
Change in value of derivative financial instruments	(26,377,167)	-	(26,566,706)
Loss on extinguishment of debt	492,464	-	492,464
Changes in accounts payable and accrued liabilities	68,768	6,216	146,033

Net cash used by operating activities	(2,190,896)	30,617,933	(3,610,584)

Cash flows from investing activities:
Purchase of equipment	(690,681)	(6,250)	(696,931)
Acquisition of patent rights	-	-	(38,500)

Net cash used in investing activities	(690,681)	(6,250)	(735,431)

Cash flows from financing activities:
Proceeds from stockholder advances	8,526	7,600	58,198
Repayment of stockholder advances	(5,000)	(5,000)	(5,000)
Net proceeds from convertible debentures	2,104,040	50,000	2,154,040
Proceeds from note payable	-	142,500	142,500
Payments on notes payable	-	-	(63,000)
Proceeds from warrant exercise	402,161	10,900	692,558
Proceeds from sale of common and preferred stock	394,617	235,730	1,389,822

Net cash provided by financing activities	2,904,344	441,730	4,369,118

Net increase in cash and cash equivalents	22,767	31,053,413	23,103
Cash and cash equivalents at beginning of year	336	3,835	-

Cash and cash equivalents at end of year	$23,103	$31,057,248	$23,103

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation In The Development Stage
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the respective full years.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

SAVI MEDIA GROUP, INC.
A Corporation In The Development Stage
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

2.           Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $271,056,142 for the period from inception, August 13, 2002, to September 30, 2006. Additionally, at September 30, 2006, the Company is in a negative working capital position of $21,597,282 and has a stockholders’ deficit of $20,808,740. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations in the development stage, or that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage. There can also be no assurances that the Company will ever attain profitability. The Company’s long-term viability as a going concern is dependent upon certain key factors, including:

•	The Company’s ability to obtain adequate sources of funding to sustain it during the development stage.

SAVI MEDIA GROUP, INC.
A Corporation In The Development Stage
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2.	Going Concern Considerations, continued

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

Golden Gate Financing

During the year ended December 31, 2005 the Company issued $50,000 of convertible notes to a third party. As part of the financing transaction, the Company also issued warrants to purchase shares of stock at various exercise prices. The convertible debentures bore interest at 5 1/4%, matured two years from the date of issuance and were convertible into shares of the Company’s common stock, at the Investor’s option. These notes were paid-off or settled during the quarter ended September 30, 2006.

Cornell Financing

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on 09/05/06. The last installment of $500,000 will be advanced two business days prior to the registration statement being declared effective by the SEC. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors. In connection with the securities purchase agreement, we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

Number of Warrants	Exercise Price

1,000,000,000	0.003
1,000,000,000	0.006
300,000,000	0.01
200,000,000	0.015
150,000,000	0.02
100,000,000	0.03
60,000,000	0.05
40,000,000	0.075
30,000,000	0.10
20,000,000	0.15

All of the warrants were issued upon closing.  We also issued to the investor 30 million shares of restricted common stock as a commitment fee.

The estimated fair value of the warrants was $43,440,334 at the date of issue. These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability.

SAVI MEDIA GROUP, INC.
A Corporation In The Development Stage
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.          Derivative Financial Instruments, continued

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

We, at our option, have the right, with three business days advance written notice, to redeem a portion or all amounts outstanding under this debenture prior to the maturity date provided that the closing bid price of our common stock, is less than $0.013 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

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

SAVI MEDIA GROUP, INC.
A Corporation In The Development Stage
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.	Derivative Financial Instruments, continued

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

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value of 3,120,541.

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using a lattice model with probability weighted average expected cash flows with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. For the three months and nine months ended September30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $2,722,955. At September 30, 2006, the estimated fair value of the debt features was approximately $588,046. For the three months and nine months ended September30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the warrants of approximately $23,264,398. At September 30, 2006, the estimated fair value of the warrants was approximately $20,175,936.

The recorded value of the debt features and warrants related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants. The significant fluctuations can create significant income and expense items on the financial statements of the company.

Because the terms of the convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and/or warrants. This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

4.	Stockholders’ Equity

Following is a description of transactions affecting stockholders equity in the three months ended September 30, 2006:

•	The Company issued 500,000 shares of common stock to an individual in a private placement for $5,000.

•	The Company issued 30,000,000 shares of common stock to the holder of its 10% convertible debt as a commitment fee.

•
The Company issued 30,000,000 shares of common stock to the holder of its convertible debt as a payment related to the extinguishment of the Golden Gate Investors debt. The Company recognized a loss on debt extinguishment in the amount of $450,000 related to this issuance.

SAVI MEDIA GROUP, INC.
A Corporation In The Development Stage
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Subsequent Events

The Cornell financing required that beginning November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted common stock. We have not made these payments to date, but are in ongoing discussions with Cornell Capital to provide additional financing and waive any existing defaults.

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

6.	Supplemental Disclosure of Cash Flow Information

Following is an analysis of non-cash investing and financing activities for the nine months ended September 30, 2006.

Preferred stock issued for note payable	$142,500
Common stock issued for debt conversion	856,635

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

Results of Operations

During the period from inception, August 13, 2002, to September 30, 2006, we have not generated any revenue from operations. As of September 30, 2006, we have accumulated net losses in the development stage of 271,056,142 for the period from inception, August 13, 2002, to September 30, 2006. Additionally, at September 30, 2006, we are in a negative working capital position of $21,597,282 and have a stockholders’ deficit of $20,808,740. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2006, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

People:

In August 2004 Savi Media Group was founded by Serge Monros and Mario Procopio. Serge Monros sold several technologies to Savi Media that he personally developed over the last 17 years. Mario Procopio was hired as the President, Chief Executive Officer and director of with a mandate to acquire the initial funding for the planned projects and to assist in aggressively transforming us into an emerging research & development company utilizing cutting edge of technologies in the field of automotive and diesel retrofitting and pollution control. In August 2004, Mario and Serge recruited enough capital to acquire a bulletin board company, pay off its existing debts, and begin to launch the varied projects of which the DynoValve is one of several projects. Two years later, we have contracted with engineering firms and over three-dozen professionals as either employees or consultants and officers and directors. Recently, we announced the addition of Greg Sweeney as CEO on August 30, 2006 and Phillip C. Scott as CFO on August 17, 2006.

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

Projects:

During the quarter ended September 30, 2006, we further refined our strategic plan and have determined that the maximum value to all of our shareholders is best served by targeting three focused project areas that provide for long-term growth from our invested capital. The three major project areas are as follows:

A fully functional R & D Lab and office with limited manufacturing capabilities and state of the art diagnostic equipment.

We have constructed and established this lab with its adjacent offices located at 2530 S. Birch St. Santa Ana, CA. 92707. We have completed the installation of overhead cranes, begun placement and calibration of machinery, and further developed our manufacturing flow process study. The lab should be fully functional and in use before April 2007. We also acquired a 270,000 square foot R & D lab and office in Tian Jin, China in the Auto Trade - Free Trade Zone in order to test and retrofit heavy duty equipment, machinery, and certain diesel engines that they have shipped overseas from China to our facility here in the U.S. We also have established dependable mutually benefiting relationships with about a dozen large manufacturers around the world for contract outsourcing so that when we grow beyond our capacity locally to meet certain production needs we can adequately outsource.

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

On November 7, 2006, we announced that we had received recently received a progress summary from California Environmental Engineering (CEE), an environmental testing laboratory on the Phase I testing of the SaVi DynoValvePro. The initial results indicated an improvement (reduction) in all tailpipe emissions.

Joe Jones, CEE Research Director, noted in his report that "the initial capability in lowering Hydro Carbons (HC), Carbon Monoxide (CO), and Nitrogen Oxides (NOx) while increasing fuel economy is considered important. Seldom does an individual system technology lower all tailpipe emissions while improving fuel economy. The early results verify the viability of the technology and indicate that more dramatic results may be expected and achieved with time."

The Phase I tests were being conducted on an International DT466 210HP compression ignition engine, representative of those currently available in medium and heavy-duty vehicles. The tests were conducted under the Federal 8-Mode test cycle for variable speed engines as defined in 40-CFR, Part 89, as amended July 13, 2005. Diesel (D-2) ultra low sulfur test fuel was obtained and used for the SaVi Phase 1 test series. The fuel used contained less than 15ppm of sulfur content. The results, while positive, are based on limited test data. Phase I testing will continue to be performed on the SaVi DynoValve-Pro.

CEE is licensed to test products in order to allow certification by the California Air Resources Board exemption procedure and the U.S. Environmental Protection Agency guidelines. This process allows issuance of an Executive Order (EO) which provides the holder the opportunity to legally sell their product.

Become a technology partner to the various entities that are focused on environmental solutions.

We are presently participating in a consortium of companies with emission reduction technologies for the problem solving of both our local environmental challenges and to assist in China’s pursuit of immediate solutions to the particular needs in their environment.

During the quarter ended September 30, 2006, we had limited operations and we expect to require additional cash of a minimun of approximately $5,000,000 over the next twelve months. Those funds will be used for continued operation in the development stage. Purusant to a securities purchase agreement entered into with Cornell Capital Partners, we will receive an additional $500,000 upon the effectiveness of a resale registration statement, which was filed in November 2006 and is being reviewed by the SEC. Additional financing will still need to be obtained. Due to our still being in a development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of September 30, 2006, total current assets were $23,103 consisting of cash and cash equivalents.

Total current liabilities were $21,620,385 as of September 30, 2006, consisting of convertible debt net of discounts of $588,360, accounts payable and accrued liabilities of $100,216, accounts payable assumed in recapitalization of $159,295 derivative financial instrument liabilities of $20,763,988, and advances from stockholder of $8,526.

We incurred net losses of $271,056,142 during the period from inception, August 13, 2002, to September 30, 2006. In addition, at September 30, 2006, we were in a negative working capital deficit of $21,597,282 and had a stockholders' deficit of $20,808,740. As a result, our independent registered public accounting firm, in its report dated April 13, 2006, has expressed substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

  further implement our business plan;
  obtain additional financing or refinancing as may be required; and
  generate revenues.
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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on July 10, 2006, and amended on August 17, 2006, for the sale of $2,970,000 in secured convertible debentures and 2,800,000,000 warrants. This prospectus relates to the resale of the common stock underlying the secured convertible debentures and warrants. The investors are obligated to provide us with an aggregate of $2,970,000 as follows:

   $1,670,000 was disbursed on July 10, 2006;
   $200,000 was disbursed on August 17, 2006;
   $600,000 was disbursed on September 1, 2006; and
   $500,000 will be disbursed two business days prior to the effectiveness of this registration statement.
Accordingly, we have received a total of $2,470,000 pursuant to the Securities Purchase Agreement.

The secured convertible debentures bear interest at 10% and mature two years from the date of issuance. Holders may convert, at any time, any amount outstanding under the secured convertble debentures into shares of our common stock at a conversion price per share equal to $0.013. Beginning the earlier of (i) the first business day of the month immediately following the month in which this registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first businss day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock.

We have the option, in our sole discretion, to settle the monthly mandatory redemption amount by (i) paying the investor cash in an amount equal to 115% of the monthly mandatory redemption amount, or (ii) issuing to the investor the number of shares of our common stock equal to the monthly mandatory redemption amount divided by $0.007, which is known as the redemption conversion price, provided, however, that in order for us to issue shares upon payment of the monthly mandatory redemption amount (A) this registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock shall be greater than the redemption conversion price as of the trading day immediately prior to the redemption date.  However, in the event that (A) this registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock is less than the redemption conversion price but is greater than $0.003, which is known as the default conversion price, we shall have the option to settle the monthly mandatory redemption amount by issuing to the investor the number of shares of common stock equal to the monthly mandatory redemption amount divided by the default conversion price. Accordingly, the secured convertible debentures may be converted into a maximum of 990,000,000 shares of our common stock. On August 31, 2006, the closing bid price for our common stock as quoted by Bloomberg, LP was $0.0076 and, therefore, the conversion price for the secured convertible notes would be $0.007 if we elected to convert the monthly mandatory redemption amount into shares of common stock. Based on this conversion price, the $2,970,000 in secured convertible debentures, excluding interest, were convertible into 424,285,715 shares of our common stock.

In connection with the securities purchase agreement, we agreed to issue Cornell warrants to purchase an aggregate of 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

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

The investor has contractually agreed to restrict its ability to convert the debentures and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock.

We have the right, at our option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date provided that the closing bid price of our common stock, is less than $0.013 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

In connection with the securities purchase agreement dated July 10, 2006, as amended, we granted the investor registration rights. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than December 7, 2006 and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the Debentures have been sold or (ii) July 10, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the Registration Statement with the Securities and Exchange Commission no later than September 8, 2006, or if the Registration Statement is not declared effective by December 7, 2006, we are required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures.

In connection with the securities purchase agreement dated July 10, 2006, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreement, the investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We made one change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the deficiency discussed above, we have instituted a policy requiring the controller, at the end of each quarter, to reconcile the accounting records to the stock issuance report prepared and maintained by the corporate secretary to ensure that all equity issuances have been properly recorded. We believe that this change will prevent the deficiency from occuring again, effective immediately.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2006, we issued 500,000 shares of common stock to an individual in a private placement for $5,000.

We issued 30,000,000 shares of common stock to Cornell Capital as a commitment fee for the 10% convertible debentures.

We issued 30,000,000 shares of common stock to Golden Gate Investors in connection with an agreement to retire the outstanding debt owed to Golden Gate Investors.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We are currently in default on the 10% Convertible Debentures issued to Cornell Capital due to lack of payments due on November 1, 2006 and December 1, 2006. We are in ongoing discussions with Cornell Capital to provide additional funding and to waive existing defaults.

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

SAVI MEDIA GROUP, INC.

Date: December 19, 2006	By: /s/ GREG SWEENEY
Greg Sweeney
President, Chief Executive Officer (Principal Executive Officer)

Date: December 19, 2006	By: /s/ PHILLIP C. SCOTT
Phillip C. Scott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)