Form 10KSB
period 2006-12-31
SaVi Media Group, Inc.
filed 2007-04-17
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

  Commission File Number 000-27727

SAVI MEDIA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1766174
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12707 High Bluff Drive, Suite 200 San Diego, California	92130	(858) 350-4207
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

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

Total revenues for Fiscal Year 2006 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on April 13, 2007, was $1,283,370.

As of April 13, 2006 there were 802,106,564 shares of issuer’s common stock outstanding.

SAVI MEDIA GROUP, INC.
FORM 10-KSB

For the Fiscal Year Ended December 31, 2006

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
ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We are considered a development stage enterprise because we currently have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce, harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. Currently we do not have any products available for sale and we will acquire additional funding before we will be able to begin production of our products and there is no guarantee that we will be able to obtain such additional funding.

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

6.	The Crankcase Ventilation System can reduce emissions, even on new engines, even those utilizing the most modern technologies.
7.	The Crankcase Ventilation System technology generally will increase the miles per gallon and increase horsepower.
8.	The Crankcase Ventilation System is a patented technology for the U.S., Canada and selected overseas markets.

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

Internal Combustion Engine Crankcase Ventilation System

The Crankcase Ventilation System   hydrocarbon separator and retriever or recovery filter is a key   element of the system in that it, coupled with a positive crankcase ventilation value device, enables the device to recover lower pressure hydrocarbons, which have been a real and   material contributor to higher engine emission levels and less effective engine   operation. This technology is more effective than passive systems currently in use, provides excellent fuel efficiency and goes much farther to eliminate fugitive crankcase emissions. The original design goal was to provide a more aggressive method of   emission reduction that was possible by passive means, thereby improving both emission control and fuel   efficiency. Preliminary tests by us indicate that the Crankcase Ventilation System   exhibits close to 99% efficiency (based on energy recouped compared with energy used) and close to 100% effectiveness in reduction of fugitive crankcase emissions. Preliminary testing by us and independent testing sources indicate that the Crankcase Ventilation System   in gasoline engines may be able to reduce nitrogen oxides and hydrocarbons and carbon monoxide, while increasing gas mileage and prolonging engine life. These factors will require further verification but, if supported, will allow a significant marketing advantage. The Crankcase Ventilation System   also increases the useful life of the engine’s spark plugs and oil contamination and sludge build-up are also reduced, extending the time required between tune-ups. In diesel engines, the Crankcase Ventilation System   obtains similar engine enhancement and lower emission results.

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

The critical objectives of our marketing strategy over the next twenty-four months are outlined below:

1.
We will continue to enhance our Crankcase Ventilation System   prototypes and products and enhance expected capabilities and confirm commercialization steps in three phases. These phases are outlined below:

Phase I:	Focus on the continued development of the Crankcase Ventilation System and all related technologies so as to have a solution to be able to sell/market in all vertical markets before the end of 2007.

Phase II:
To have products ready for shipment by the end of the third quarter of 2007 so as to be able to offer all strategic partners, customers, original equipment manufacturers and end-users products in the first three months of year 2008.

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

2.
We will continue to demonstrate how the Crankcase Ventilation System   technology can be retrofitted into various standard and commercial vehicles. Starting in 1996, field-testing began on our Crankcase Ventilation System technology and we continue to seek additional parties to do next generation pilots. We will continue the task of seeking early-stage adopters of our Crankcase Ventilation System technology in applications and vehicles before the end of the third quarter of year 2007.

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

4.
Ultimately, we will seek to expand our range of strategic partners and other pilot projects. As part of our business model to creating a joint venture and/or securing a licensing agreement with an established partner, our management has undertaken preliminary discussions regarding partnering agreements but intends to pursue these continuously with the goal that pilot projects, targeted at vehicle fleets, may begin in calendar year 2007. We are able to serve as the development arm of any original equipment manufacturers and/or partners while also actively pursuing in contract development and pre production work. As part of our development role, we will continue to produce and test prototypes, for external customers and for joint venture partners. Fine tuning adjustments usually needed during the early stages of production will best be resolved by having the original equipment manufacturers and joint venture partners available on site. Once larger production volumes are needed, production will be moved to original equipment manufacturers and/or partners’ mass manufacturing plants, whose design will benefit from the experience acquired during the ramp-up phase. We intend to contract with OEMs and client partners for the production and test of the samples we will need to implement our development strategy.

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

We also own certain trademarks associated with the marketing of our products. DynoValve and DynoValvePro have been registered with the US Patent and Trademark Office. We also claim copyright to certain white papers and marketing pieces. Due to our inability to generate commercial sales of our products, all patent costs were fully impaired in 2006.

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

Government Regulations

Our activities and products to date are not subject to any governmental regulations that would have a significant impact on our business. We believe that we are in compliance with all applicable regulations that apply to our business as it is presently conducted. Our products, as such, are not subject to certification or approval by the U.S. Environmental Protection Agency or other governmental agencies domestically or internationally. Instead, such agencies test and certify a sample engine fitted with our devices.

Depending upon whether we manufacture or license our devices in the future and in which countries such devices are manufactured or sold, we may be subject to regulations, including environmental regulations at such time. However, we are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business. There also are no relevant environmental laws that require compliance by us that may have a material effect on the normal operations of the business.

Employees

As of April 13, 2007, we currently have consulting agreements with all management and staff members. We regularly utilize the services of consultants on an as-needed basis. We currently have no employees and historically none of our employees belonged to a collective bargaining union. We have not experienced a work stoppage and historically our employee relations have been good.

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

Risks Relating to Our Business:

We Have a Limited Operating History Upon Which You Can Base An Investment Decision.

Our company was formed on August 13, 2002, and we not sold any products and currently do not have any agreements for the sale of our products or licensing of our technology. Therefore we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales, if any. Furthermore, once we begin producing products for sale we may not be able to market our technology and products sufficiently to generate public interest in our goods. If only a small portion of the population decides to use our products, we will experience limits on our revenues and our ability to achieve profitability. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $138,426,088 for the year ended December 31, 2005 and $106,417,974 for the year ended December 31, 2004. For the nine months ended September 30, 2006, we incurred a net loss of $22,636,268. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. To date we have not generated any revenues from our business activities. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed.

We will require additional funds to sustain and expand our research and development activities. We anticipate that we will require up to approximately $5,000,000 to fund our anticipated research and development operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.

If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

In the event we are able to find addition financing, such additional funds will likely be obtained through additional equity financing. If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 13, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $248,399,823 during the period from inception, August 13, 2002, to December 31, 2005. In addition, at December 31, 2005, we were in a negative working capital position of $1,070,730 and had a stockholders' deficit of $1,027,022. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Competition in the US market is fierce, with significant technical developments occurring within the past several years.

The market place is becoming more competitive with other product offerings including fuel additives, fuel line magnetic devices, inline catalytic converters, liquid injection systems and oil additives. While none appear to be offering the type of emission reduction technology and quality solution that we are producing, this may change as new emission type technology and related approaches emerge.

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

A Manufacturer's Inability to Produce Our Goods on Time and to Our Specifications Could Result in Lost Revenue and Net Losses

While our new facility has limited manufacturing abilities, we will depend upon independent third parties for the manufacture of substantially all of our products. Our products will be manufactured to our specifications by domestic or foreign manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of sales of the product, if any sales could be made. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

As a Result of Our Industry, We Need to Maintain Substantial Insurance Coverage, Which Could Become Very Expensive or Have Limited Availability.

Our marketing and sale of products and services creates an inherent risk of claims for liability. As a result, we have secured and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured to have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, there is no assurance that our insurance provider will not drop our insurance or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts which would result in increased liability to claims.

Any Inability to Adequately Protect Our Proprietary Technology Could Harm Our Ability to Compete.

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

If We Are Unable to Retain the Services of Messrs. Sweeney, Scott or Monros or If We Are Unable to Successfully Recruit Qualified Personnel, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Gregory Sweeney, our Chief Executive Officer, Mr. Phil Scott, our Principal Accounting Officer, and Mr. Serge Monros, our Chief Technology Officer. Loss of the services of Messrs. Sweeney, Scott, or Monros could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Sweeney, Scott or Monros. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of December 31, 2006, we had 602,106,564 shares of common stock issued and outstanding, secured convertible debentures issued in July, August and September 2006 outstanding that may be converted into a maximum of 823,333,333 shares of common stock and outstanding warrants to purchase 2,900,000,000 shares of common stock. In addition, we have an obligation pursuant to our securities purchase agreement entered into in July 2006, as amended, to issue additional debentures that may be converted into a maximum of 166,666,667 shares of our common stock based on current market prices. All of the shares, including all of the shares issuable upon conversion of the secured convertible debentures and upon exercise of our warrants, may be sold without restriction, upon the effectiveness of this registration statement. The sale of these shares may adversely affect the market price of our common stock.

The Issuance of Shares Upon Conversion of the Secured Convertible Debentures and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the secured convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since Cornell Capital Partners LP may ultimately convert and sell the full amount issuable on conversion. Although Cornell Capital Partners LP may not convert their secured convertible notes if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent Cornell Capital Partners LP from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, Cornell Capital Partners LP could sell more than their limit while never holding more than this limit.

If Our Stock Prices Falls Below $.003 Per Share We Will Be Required To Make Monthly Payments In Cash And If We Are Required for Any Other any Other Reason to Repay Our Outstanding Secured Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Secured Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In July 2006, we entered into a securities purchase agreement for the sale of an aggregate of $2,970,000 principal amount of secured convertible debentures. Beginning the earlier of (i) the first business day of the month immediately following the month in which this registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock. We anticipate that we will make the monthly payments in shares of common stock, whenever possible. However, in the event that our stock price should fall below $0.003, we will be required to make such monthly payments in cash. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreement or related secured convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an Event of Default Occurs under the Securities Purchase Agreement dated July 10, 2006, as Amended, Secured Convertible Debentures or Security Agreement, the Investors Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreement dated July 10, 2006, as amended, we executed a security agreement in favor of the investor granting it a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements state that if an event of default occurs under the securities purchase agreement, secured convertible debentures or security agreement, the Investor has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Series A and C Convertible Preferred Stock and the Issuance of Shares Upon Conversion of the Series A and C Convertible Preferred Stock Would Cause Immediate and Substantial Dilution to Our Existing Stockholders.

As of December 31, 2006, we had 602,106,564 shares of common stock issued and outstanding and series A and C convertible preferred stock that may be converted into 1,491,527,500 shares of our common stock. The issuance of shares upon conversion of the series A and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Officers And Directors Own a Controlling Interest in Our Voting Stock And Investors Will Not Have Any Voice in Our Management.

As a result of ownership of stock options and convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 62.45% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal mailing address at 12707 High Bluff Drive, Suite 200, San Diego, CA 92130. Our telephone number at that office is (858) 350-4207 and our facsimile number is (775) 369-6073. We lease approximately 5,000 square feet of office space and have access to over a 100,000 square feet of office and lab space with research and development and test equipment. The office and R&D space is located at 2530 S. Birch St., Santa Ana, CA. 92707. We operate on a month-to-month lease for $27,000 per month. We believe that our current office space and facilities are sufficient to meet our present needs but may have difficulty in securing alternative or additional space, if needed, on terms acceptable to us. In addition, we are currently over six months delinquent in paying rent and are subject to eviction.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On January 16, 2007, Serge Monros, the Company’s current chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego. Mr. Monros’ derivative suit alleged the following causes of action: (i) breach of fiduciary duty of loyalty; (ii) breach of fiduciary duty of care; (iii) unjust enrichment; (iv) conversion; (v) waste of corporate assets; and (vi) trade libel. This case is in its preliminary stages and no discovery has taken place.

On January 25, 2007, Mario Procopio filed a derivative suit behalf of the Company against the Company and Serge Monros in the Superior Court of the State of California for the County of Orange. Mr. Procopio’s derivative suit alleged the following causes of action: (i) breach of contract; (ii) promise without intent to perform; (iii) breach of fiduciary duty; (iv)rescission; (v) intentional misrepresentation; (vi) negligent misrepresentation; and (vii) conversion. This case is in its preliminary stages and no discovery has taken place.

In January 2007, Herrera Partners filed an arbitration claim against the Company in Harris County, Texas. Herrera Partners claim is for $63,700. The Company believes the claim has no merit and will defend its rights in this matter.

On March 14, 2007, United Rentals filed a suit against the Company, Greg Sweeney, and Mario Procopio in Orange County Superior Court. United Rentals claim is for non-payment for services rendered. The Company will defend it rights in this case.

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

There have been no stockholders meeting since August 19, 2005.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “SVMI”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2005
	High	Low
First Quarter	$0.40	$0.12
Second Quarter	$0.38	$0.03
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.06	$0.01

	Fiscal Year 2006
	High	Low
First Quarter	$0.04	$0.01
Second Quarter	$0.03	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.0096	$0.005

HOLDERS

As of April 13, 2007, we had approximately 340 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, 885 Queen Anne Road, Teaneck, NJ 07666.

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

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2006, the Company issued the following:

During the quarter ended March 31, 2006, we issued 1,625,000 shares of common stock and 1,000,000 shares of Series C Preferred Stock to various individual for consulting services provided to us. We recognized compensation expense of $498,138 related to those issuances.

During the quarter ended March 31, 2006, we sold 100,000 shares of common stock to one accredited investor for $1,000.

During the quarter ended March 31, 2006, we sold 395,275 shares of Series C Preferred Stock for cash of $381,730.

During the quarter ended March 31, 2006, we issued 174,540 shares of common stock to the holder of its convertible debt upon exercise of stock warrants and received proceeds of $190,249.

During the quarter ended March 31, 2006, we issued 67,264,548 shares of common stock upon conversion of $1,744 of convertible debt.

During the quarter ended June 30, 2006, we issued 5,500,000 shares of common stock to various individuals that provided us with consulting and other services valued at $113,630.

During the quarter ended June 30, 2006, we issued 215,910 shares of common stock to Golden Gate Investors upon exercise of stock warrants and received proceeds of $235,717.

During the quarter ended June 30, 2006, we issued 94,784,090 shares of common stock to Golden Gate Investors upon conversion of $44,891 of convertible debt.

During the quarter ended June 30, 2006, we issued 60,000,000 shares of common stock to Golden Gate Investors in connection with an agreement to retire the outstanding debt owed to Golden Gate Investors.

During the quarter ended September 30, 2006, we issued 30,000,000 shares of common stock to Cornell Capital in connection with the agreement to issue Cornell Capital a Senior Secured Convertible Debt instrument and recognized debt issue costs of $450,000

During the quarter ended September 30, 2006, we issued 500,000 shares of common stock to an accredited investor for $5,000 cash.

During the quarter ended December 31, 2006, 1,540,000 Preferred C shares were exchanged for 154,000,000 shares of common stock.

In February 2007, the Board of Directors authorized the issuance of an aggregate of 218,350,000 shares of its common stock to 18 accredited and non-accredited investors for services rendered valued at an aggregate of $786,600. These have not been issued as of April 16, 2007. Additionally, in February 2007, the Company issued an aggregate of 200,000,000 shares of common stock to 5 individuals in consideration for advisory services rendered valued at $720,000. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

This technology is an emission reduction device believed to reduce, harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. Phase one testing at California Environmental Engineering indicated notable reduction in tailpipe emissions and Particulate Matter (PM) while improving fuel economy. The reductions were 5.1% in hydrocarbons, 5.1% in carbon monoxide, 5.5% in nitrogen oxides, while increasing fuel economy by 0.3%.

We currently have the right to develop, produce, market and distribute a new product which provides for increased fuel economy and reduced emissions in automotive applications for both new and existing vehicles and may be used in other non-automotive applications. Personal watercraft, small engine powered lawn equipment, stand alone power generation engines are additional markets that we intend to develop. The technology may be sold internationally and we are pursuing opportunities simultaneously domestically and internationally. We have no immediate plans to develop additional products at this time.

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

We believe that the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. We provide a valuation allowance to reduce deferred tax assets to their net realizable value.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and began expensing at fair value on a straight-line basis the costs resulting from share-based payment transactions.

Prior to 2006, the Company elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for stock options granted to employees as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB 25, the Company did not recognize share-based payment expense in its financial statements because the stock option awards qualified as fixed awards and the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

Convertible Notes - Derivative Financial Instruments

The Convertible Notes issued to Cornell Capital in 2006 and to Golden Gate Investors in 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified that the both the Golden Gate debenture and the Cornell Capital debenture has embedded derivatives. These embedded derivatives have been bifurcated from the host debt contract and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

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

Plan of Operations

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

People:

In August 2004 Savi Media Group was founded by Serge Monros and Mario Procopio. Serge Monros sold the Crankcase Ventilation technologies to Savi Media that he personally developed over the last 17 years. Mario Procopio was hired as the President, Chief Executive Officer and director of with a mandate to acquire the initial funding for the planned projects and to assist in aggressively transforming us into an emerging research and development company in the field of automotive and diesel retrofitting and pollution control. In August 2004, enough capital was obtained to acquire a bulletin board company, pay off many of its existing debts, and begin to launch the varied projects of which the DynoValve is one of several projects.

We have established a Strategic Advisory Board and recruited qualified individuals to develop marketing strategies, feasibility studies, and update our business plan. Among those are Retired U.S. General Alexander M. Haig, Jr., Alexander P. Haig, John Hewitt, Marketing Specialist, and John Dunlap, former Executive Director of CalTrans.

Projects:

During 2006, we further refined our strategic plan and have determined that the maximum value to all of our shareholders is best served by targeting three focused project areas that provide for long-term growth from our invested capital. The three major project areas are as follows:

An R & D Lab and adjacent offices

We have established an R & D lab with its adjacent offices located at 2530 S. Birch St. Santa Ana, CA. 92707. We have also negotiated with G & K Auto in acquiring a 270,000 square foot R & D lab and office in Tian Jin, China in the Auto Trade - Free Trade Zone in order to test and retrofit internal combustion engines both stationary and in automotive applications. However, our current lack of financial resources has caused us to fall more than six behind on our lease payments and we could be evicted at any time.

Implement the initial testing phases in order to secure revenues, licensing agreements, and contracts.

We hope to continue to test our emission control device on select diesel engines in order to obtain certification and validation of our technology. However, we currently lack the financial resources to continue testing. We hope to obtain an Executive Order from the California Air Resource Board which allows us to legally sell our product in California. This will assist in obtaining contracts and purchase orders. The monthly cost for each product testing is approximately $60,000 and completion of testing should be accomplished in six to nine months assuming there are no delays. Phase one testing on a new diesel engine at California Environmental Engineering indicated notable reduction in tailpipe emissions and Particulate Matter (PM) while improving fuel economy. The reductions were 5.1% in hydrocarbons, 5.1% in carbon monoxide, 5.5% in nitrogen oxides, while increasing fuel economy by 0.3%.

Become a technology partner to the various entities that are focused on environmental solutions.

We are presently participating in a consortium of companies with emission reduction technologies for the problem solving of both our local environmental challenges and to assist in China’s pursuit of immediate solutions to the particular needs in their environment. At this time we have not engaged in formal agreements with any company or initiated any actions or plans and have not committed any funds.

During the year ended December 31, 2006, we had limited operations and we expect to require additional cash of a minimum of approximately $3,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in a development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2006, we have not generated any revenue from operations. As of December 31, 2006, we have accumulated net losses in the development stage of $271,270,324 for the period from inception, August 13, 2002, to December 31, 2006. Additionally, at December 31, 2006, we are in a negative working capital position of $21,311,694 and had a stockholders' deficit of $21,022,922. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2007, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2006, we had limited operations and we expect to require additional cash of approximately $ 3,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2006, total current assets were $1,088 consisting of cash and cash equivalents.

Total current liabilities were $21,312,781 as of December 31, 2006, consisting of bank overdrafts of 3,631, convertible debt, net of $705,864, derivative liabilities of 19,561,775, accounts payable and accrued liabilities of $882,217, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $21,311,694 as of December 31, 2006.

We used net cash used in investing activities during the year ended December 31, 2006 of 481,644.

We incurred net losses of $271,270,324 during the period from inception, August 13, 2002, to December 31, 2006. In addition, at December 31, 2006, we were in a negative working capital position and had a stockholders' deficit of $21,022,922. As a result, our independent registered public accounting firm, in its report dated April 16, 2007, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $320,071 per month, for the year ended December 31, 2006.

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

•	further implement our business plan;
•	obtain additional financing or refinancing as may be required; and
•	generate revenues.

We believe it is imperative that we raise an additional $3,000,000 of capital in order to implement our business plan. We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders.

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 will be advanced two business days prior to the registration statement being declared effective by the SEC. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors.

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

ITEM 7. FINANCIAL STATEMENTS.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
TABLE OF CONTENTS

Page(s)

Report of Registered Independent Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005,
and for the period from inception, August 13, 2002, to December 31, 2006	F-4

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2006 and
2005, and for the period from inception, August 13, 2002, to December 31, 2006	F-5 to F-19

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, and
for the period from inception, August 13, 2002, to December 31, 2006	F-20

Notes to Consolidated Financial Statements	F-21-F-41

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
SaVi Media Group, Inc.

We have audited the accompanying consolidated balance sheets of SaVi Media Group, Inc. (a corporation in the development stage) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from inception, August 13, 2002, to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SaVi Media Group, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception, August 13, 2002, to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 2, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
April 16, 2007

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$1,088	$336

Total current assets	1,088	336

Furniture and equipment, net	202,401	5,208
Deferred financing costs	86,371	-
Intangible assets - patent rights	-	38,500

Total assets	$289,860	$44,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$3,631	$-
Note payable	-	142,500
Convertible debt	705,864	6,519
Accounts payable and accrued liabilities	822,282	31,448
Accounts payable and accrued liabilities - related party	59,935	-
Deposit for warrant exercise	-	23,805
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	3,459,980	707,024
Derivative liabilities - warrants	16,101,795	475

Total current liabilities	21,312,782	1,071,066

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 6,060,000 and 4,915,275
shares issued and outstanding at December 31, 2006 and
2005, respectively	4,915	6,060
Common stock: $0.001 par value, 6,000,000,000 shares
authorized, 602,106,564 and 209,110,976 shares issued
and outstanding at December 31, 2006 and 2005, respectively	602,107	209,110
Additional paid-in capital	249,630,380	247,147,631
Losses accumulated during the development stage	(271,270,324)	(248,399,823)

Total stockholders' deficit	(21,022,922)	(1,027,022)

Total liabilities and stockholders' deficit	$289,860	$44,044

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

			Inception to
	2006	2005	December 31, 2006

Operating costs and expenses:
General and administrative expenses,
except items listed separately below	$2,050,241	$605,923	$3,289,701
Depreciation expense	49,152	1,042	50,194
Research and development	1,153,820	299,943	1,453,763
Stock-based compensation	587,638	136,790,718	246,014,577

Loss from operations	(3,840,851)	(137,697,626)	(250,808,235)

Other income and (expenses)
Interest Income	157	1	175
Gain on settlement	-	-	197,033
Cost of rescission	-	-	(43,074)
Cost of recapitalization	-	-	(273,987)
Goodwill impairment	-	-	(541,101)
Impairment of property and equipment	(235,299)	-	(235,299)
Impairment of patent rights	(38,500)	-	(38,500)
Loss on extinguishment of debt	(492,464)	-	(492,464)
Change in fair value of derivative financial instruments	27,579,380	189,539	27,768,919
Interest expense	(45,842,924)	(918,002)	(46,803,791)

Total other income and expenses, net	(19,029,650)	(728,462)	(20,462,089)

Net loss	$(22,870,501)	$(138,426,088)	$(271,270,324)

Weighted average shares outstanding	403,200,197	121,294,340

Net loss per common share - basic and dilutive	$(0.06)	$(1.14)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at inception, August 13, 2002	$-	$-	$-	$-

Initial contribution to establish Energy
Resource Management, Inc.	1,020	-	-	1,020

Recapitalization on August 26, 2002	(5)	-	-	-

Common stock issued in exchange
for consulting services	2,233,149	(1,030,917)		1,202,233

Net Loss	-	-	(1,555,838)	(1,555,838)

Balance at December 31, 2002	$2,234,164	$(1,030,917)	$(1,555,838)	$(352,585)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2002	-	$-	-	$-

Recognition of deferred compensation
under consulting agreements	-	-	-	-

Common stock issued for cash under
Regulation D offering	-	-	-	-

Common stock issued in exchange
for consulting services and
employee compensation	-	-	-	-

Common stock issued in exchange
for extension of acquisition
agreement	-	-	-	-

Common stock issued as a contribution
to a related charitable organization	-	-	-	-

Common stock issued to escrow for
acquisition of DreamCity	-	-	-	-

Interest recognition on loan from
stockholder	-	-	-	-

Net loss	-	-	-	-

Balance at December 31, 2003	-	$-	-	$-

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at December 31, 2003	$3,021,013	$-	$(3,555,751)	$(534,716)

Common Stock issued for acquisition of
patent rights	(10,100)	-	-	-

Common stock issued for cash under
Regulation D offering	403,125	-	-	442,725

Common stock issued in payment of
legal fees	49,748	-	-	50,000

Special dividend to certain major
stockholders in Gene-Cell, Inc.	(5,000)	-	-	-

Common stock issued in exchange
for consulting services and
employee compensation	106,196,089	-	-	106,233,015

Common stock issued to repay
debt	94,998	-	-	100,000

Common stock issued to round stock splits	(45)	-	-	-

Net loss	-	-	(106,417,984)	(106,417,984)

Balance at December 31, 2004	$109,749,828	$-	$(109,973,735)	$(126,960)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005	10,000,000	$10,000	-	$-

Common and preferred stock issued for cash and
debt conversion under Regulation D offering	-	-	-	-

Common and preferred stock issued in
exchange for consulting services and
employee compensation	-	-	-	-

Common stock issued upon exercise of
stock warrants	-	-	-	-

Common stock issued for conversion of
notes payable	-	-	-	-

Return and cancellation of shares	-	-	-	-

Common stock returned to escrow for debt
conversions and warrant exercises
upon debt extinguishment	-	-	-	-

Common stock issued for debt extinguishment	-	-	-	-

Common stock issued for debt commitment	-	-	-	-

Common stock issued for conversion of Series
C preferred stock	-	-	-	-

Net Loss	-	-	-	-

Balance at December 31, 2006	10,000,000	$10,000	-	$-

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2005	6,060,000	$6,060	209,110,976	$209,110

Common and preferred stock issued for cash and
debt conversion under Regulation D offering	395,275	395	600,000	600

Common and preferred stock issued in
exchange for consulting services and
employee compensation	1,000,000	1,000	7,125,000	7,125

Common stock issued upon exercise of
stock warrants	-	-	389,540	389

Common stock issued for conversion
of notes payable	-	-	162,049,548	162,050

Return and cancellation of shares	(1,000,000)	(1,000)

Common stock returned to escrow for debt
conversions and warrant exercises
upon debt extinguishment	-	-	(21,168,500)	(21,167)

Common stock issued for debt extinguishment	-	-	60,000,000	60,000

Common stock issued for debt commitment	-	-	30,000,000	30,000

Common stock issued for conversion of Series
C preferred stock	(1,540,000)	(1,540)	154,000,000	154,000

Net Loss	-	-	-	-

Balance at December 31, 2006	4,915,275	$4,915	602,106,564	$602,107

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLERS' DEFICIT
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at December 31, 2005	$247,147,631	$-	$(248,399,823)	$(1,027,022)

Common and preferred stock issued for cash and
debt conversion under Regulation D offering	529,237	-	-	530,232

Common and preferred stock issued in
exchange for consulting services and
employee compensation	603,643	-	-	611,768

Common stock issued upon exercise of
stock warrants	425,577	-	-	425,966

Common stock issued for conversion of
notes payable	(115,415)	-	-	46,635

Return and cancellation of shares	1,000	-	-	-

Common stock returned to escrow for debt
conversions and warrant exercises
upon debt extinguishment	21,167	-	-	-

Common stock issued for debt extinguishment	750,000	-	-	810,000

Common stock issued for debt commitment	420,000	-	-	450,000

Common stock issued for conversion of Series
C preferred stock	(152,460)	-	-	-

Net Loss	-	-	(22,870,501)	(22,870,501)

Balance at December 31, 2006	$249,630,380	$-	$(271,270,324)	$(21,022,922)

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

			Inception to
	2006	2005	December 31, 2006
Cash flows from operating activities:
Net loss	$(22,870,501)	$(138,426,088)	$(271,270,324)
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation expense	49,152	1,042	50,194
Gain on settlement	-	-	(197,033)
Impairment of property and equipment	235,299	-	235,299
Impairment of patent rights	38,500	-	38,500
Impairment of goodwill	-	-	541.101
Loss on extinguishment of debt	492,464	-	492,464
Cost of recapitalization	-	-	273,987
Amortization of deferred compensation	-	-	2,233,150
Compensatory common and preferred
stock issuances	611,768	105,540,718	212,555,557
Compensatory option issuances	-	31,250,000	31,250,000
Interest imputed on non-interest bearing note
from a stockholder	-	-	7,254
Interest expense recognized on issuance and through
accretion of discount on long-term debt	45,756,761	925,713	46,702,806
Change in fair value of derivative financial instruments	(27,579,380)	(189,539)	(27,768,919)
Common stock issued for rescission agreement	-	-	43,074
Common stock issued to pay accounts payable	-	-	50,000
Changes in accounts payable and accrued liabilities	850,769	21,448	928,034

Net cash used by operating activities	(2,415,168)	(876,706)	(3,834,856)

Cash flows from investing activities:
Acquisition of equipment	(481,644)	(6,250)	(487,894)
Acquisition of patents	-	-	(38,500)

Net cash used by investing activities	(481,644)	(6,250)	(526,394)

Cash flows from financing activities:
Bank overdraft	3,631	-	3,631
Proceeds from stockholder advances	-	-	49,672
Net proceeds from convertible debt	2,104,040	50,000	2,154,040
Proceeds from note payable	-	142,500	142,500
Proceeds from warrant exercise and deposit for
warrant exercise	402,161	290,397	692,558
Payments on notes payable	-	-	(63,000)
Proceeds from sale of common and preferred stock	387,732	396,560	1,382,937

Net cash provided by financing activities	2,897,564	879,457	4,362,338

Net increase (decrease) in cash and cash equivalents	752	(3,499)	1,088
Cash and cash equivalents at beginning of year	336	3,835	-

Cash and cash equivalents at end of year	$1,088	$336	$1,088

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

 1. Organization and Significant Accounting Policies, continued

Concentration of Credit Risk

Cash and cash equivalents are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash deposits with major financial institutions selected based upon management’s assessment of the financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Furniture and Equipment

Furniture and equipment is recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance costs are expensed as incurred.

Impairment Of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired and determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  During 2006 we evaluated furniture and equipment and patent rights and recorded impairment allowances totaling $273,799.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

 1. Organization and Significant Accounting Policies, continued

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and began expensing at fair value on a straight-line basis the costs resulting from share-based payment transactions.

Prior to 2006, the Company elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for stock options granted to employees as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Valuation of Derivatives

Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) established financial accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The convertible debentures issued to Golden Gate Investors on May 5, 2005 are subject to derivative accounting under SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.". A model was developed that values the compound embedded derivatives within the convertible notes and associated freestanding warrants. The embedded derivatives are valued using a lattice model which incorporates a probability weighted discounted cash flow methodology. This model is based on future projections of the various potential outcomes. The model analyzed the underlying economic factors that influenced which likely events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). The primary factors driving the economic value of the embedded derivatives are stock price, stock volatility, whether the company has obtained a timely registration, an event of default, and the likelihood of obtaining alternative financing. The warrants issued with the convertible debt are a freestanding derivative financial instrument. Using the Black-Scholes Method with a probability weighted exercise price, the fair value of the derivative was computed warrants at inception and are recorded as a derivative liability.

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note. If the Convertible Note is converted or the warrants are exercised, the derivative liability is released and recorded as additional paid in capital.

Loss Per Share

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options, warrants and convertible preferred stock that were outstanding during 2006 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the year ended December 31, 2006 and 2005. See Note 12 for a discussion of potentially dilutive instruments.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

 1. Organization and Significant Accounting Policies, continued

Fair Value of Financial Instruments

The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statements No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company currently is evaluating the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. If in the last quarter of the preceding fiscal year an employer enters into a transaction that results in a settlement or experiences an event that causes a curtailment of the plan, the related gain or loss pursuant to FASB Statement 88 or 106 is required to be recognized in earnings that quarter. The adoption of SFAS 158 will not have a material impact on the Company’s financial position or results of operations.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

 1. Organization and Significant Accounting Policies, continued

New Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

SAB 108 does not change the SEC’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. Because of the beginning-of-year recognition of the cumulative effect adjustment, misstatements occurring in the year of adoption cannot be included in that adjustment. SAB 108 requires the following disclosures if a cumulative effect adjustment is recorded: the nature and amount of each individual error included in the cumulative effect adjustment; when and how each error arose; and the fact that the errors had previously been considered immaterial. The cumulative effect adjustment is available only for prior-year uncorrected misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 effective January 1, 2007. FIN 48 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

 1. Organization and Significant Accounting Policies, continued

New Accounting Pronouncements, continued

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155: (1) permits an entity to make an irrevocable election to measure any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation at fair value in its entirety, with changes in fair value recognized in earnings; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company adopted SFAS 154 effective January 1, 2006. SFAS 154 has not had any impact on the Company’s financial position or results of operations since adoption.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. In March 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payments for public companies. The Company considered this guidance in its adoption of SFAS 123R. SFAS 123R, as issued by the FASB, was to be effective for the Company as of the beginning of the first reporting period that began after June 15, 2005. However, in April 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allowed companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 and the adoption did not have an impact on the Company’s financial position or results of operations upon adoption.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

 1. Organization and Significant Accounting Policies, continued

New Accounting Pronouncements, continued

In October 2006, the FASB issued FSP FAS 123R-6, Technical Corrections of FASB Statement No. 123R (FSP FAS 123R-6). This FSP addresses certain technical corrections of SFAS 123R. The Company will apply the provisions in this FSP beginning January 1, 2007. FSP FAS 123R-6 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In October 2006, the FASB issued FSP FAS 123R-5, An Amendment of FSP FAS 123R-1 (FSP FAS 123R-5). This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R. The Company will apply the provisions in this FSP beginning January 1, 2007. FSP FAS 123R-5 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP FAS 123R-3). This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity can elect to follow the transition guidance for the additional paid-in capital pool in SFAS 123R or the alternative transition method described in this FSP. An entity that adopts SFAS 123R using either modified retrospective or modified prospective application may make a one-time election to adopt the transition method described in this FSP. The Company elected to use the alternative transition method effective January 1, 2006. The Company’s adoption of FSP FAS 123R-3 did not have an impact on the Company’s financial position or results of operations.

In October 2005, the FASB issued FSP FAS 123R-2. This FSP is a practical accommodation in determining the grant date of an award subject to SFAS 123R, assuming all other criteria in the grant date definition have been met. According to this FSP, a mutual understanding of the key terms and conditions of an award to an individual employee will be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if certain conditions are met. The Company adopted FSP FAS 123R-2 effective January 1, 2006. FSP FAS 123R-2 has not had an impact on the Company’s financial position or results of operations.

2. Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $271,270,324 for the period from inception, August 13, 2002, to December 31, 2006. At December 31, 2006, the Company is in a negative working capital position of $21,311,694 and has a stockholders' deficit of $21,022,922. Additionally the Company faces substantial challenges to future success as follows:

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

2. Going Concern Considerations, continued

•	The Company is delinquent on critical liabilities such as lease payments for its facilities and payments to key consultants

•
The Company will, in all likelihood, fail to comply with the terms of the agreement under which it obtained the rights to certain technology that was expected to become the basis for the Company’s future success and is subject to losing rights to such technology

•
The Company is in default of its registration rights agreement with the investor in its long-term debt. Such default and the Company’s inability to fund its ongoing operations increase the likelihood that the investor could seize its assets to partially satisfy the debt or find another operator of those assets.

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

In order to address its ability to continue as a going concern, implement its business plan and fulfill commitments made in connection with its agreement for acquisition of patent rights (See Note 3), the Company hopes to raise additional capital from sale of its common stock. Sources of funding may not be available on terms that are acceptable to the Company and its stockholders, or may include terms that will result in substantial dilution to existing stockholders.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

3. Agreement for Acquisition of Patent Rights, continued

Subsequent to the acquisition, the Company changed its name from Redwood Entertainment Group, Inc. to SaVi Media Group, Inc. Serge Monros changed the name of the entity in which he holds the patents to His Devine Vehicle, Inc. (“HDVI”). Further discussions between the Company and Serge Monros led to a September 1, 2004 agreement (the "Agreement") under which the Company acquired 100% of the rights to various patents (the "Patents") owned by Serge Monros. The Agreement was amended and modified on December 30, 2004 and again on April 6, 2005. The most important patented technology, for which the Company acquired rights, was technology to produce a relatively simple gasoline and diesel engine emission reduction device that the Company intends to sell to manufacturers of new vehicles and owners of presently operating automobiles.

The Company does not have the records of the amounts spent in the development of the Patents and is unaware of the amounts expended.

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

•
Three-year stock options to acquire 125,000,000 shares of the Company's common stock at $0.00025 per share to both Serge Monros and Mario Procopio. This provision of the agreement was reached in April 2005. The options to Serge Monros are considered part of the cost of the patent rights under the Agreement. The options to Mario Procopio were recognized as compensation expense of $31,250,000 in the second quarter of 2005.

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

In the event the Agreement is rescinded, the Patents and related technology will be returned to Serge Monros. Further, under the terms of the Agreement, the Company is required to build a $5,000,000 research and development lab and a manufacturing plant and Serge Monros will also own those assets, free and clear, in the event the Agreement is rescinded or the Company is dissolved.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

3. Agreement for Acquisition of Patent Rights, continued

The Agreement contains two commitments by the Company as follows:

•	Serge Monros and Mario Procopio each are to receive compensation of $10,000 per month, depending on revenues and the raising of capital, but not less than $3,000 per month.

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

The Company recorded Patents at cost to Serge Monros because the Agreement resulted in the control of the Company by Serge Monros and Mario Procopio. Further, due to the fact that most costs incurred by Serge Monros in developing the patents represented research and development costs that were immediately expensed, the basis of the Patents has been limited to $38,500, the actual cash paid to Serge Monros under the initial agreement to acquire 20% of SaVi Group. In 2006, The Company recorded a $38,500 impairment allowance that reduced the patents to a zero carrying value since it is clear the company will not meet the requirements of the Agreement, and will likely lose any rights it has to such patents.

The Series A convertible preferred stock and the stock options issued under the Agreement could have a very significant future dilutive effect on stockholders.

4. Property and Equipment

Property and equipment, December 31, 2006 and 2005, consisted of the following:

	Life	2006	2005

Furniture and fixtures	3-5 years	$17,503	$-
Machinery and equipment	5 years	235,092	6,250

		252,595	6,250
Less accumulated depreciation		(50,194)	(1,042)

		$202,401	$5,208

Depreciation expense, for the years ended December 31, 2006 and 2005, was $49,152 and $1,042, respectively. At December 31, 2006, the Company reviewed the carrying value of property and equipment and recognized a impairment write-down of $235,299. Management’s belief that certain equipment would have to be sold to support operations and the Company’s inability to demonstrate future positive cash flows from operations were the basis for the write-down.

At December 31, 2006, the Company is in violation of its registrations rights agreement (See Note 8) and subsequent to year-end the investor approved the sale of machinery and equipment to satisfy company obligations.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

5.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at December 31, 2006 and 2005, consisted of the following:

	2006	2005

Trade accounts payable	$390,892	$5,000
Accrued professional fees	50,000	-
Accrued wages payable	232,350	-
Accrued interest expense	149,040	26,448

	$822,282	$31,448

6.	Accounts Payable and Accrued Liabilities - Related Party

Accounts payable and accrued liabilities to a related party of $59,935, at December 31, 2006 represents amounts due to His Devine Vehicle, Inc, (a company owned by the Company’s chief technology officer who is also a major stockholder). The amounts due HDVI are primarily related to actual and estimated research and development activities that were paid by HDVI on behalf of the Company.

7. Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

8. Convertible Debt

On July 10, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale of 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. The Company entered into an amended and restated Securities Purchase Agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 will be advanced two business days prior to the registration statement being declared effective by the SEC. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors totaling $1,016,942. Following is an analysis of the proceed received and related fees and expenses paid with such proceeds

Gross amount received - contractual balance	$2,470,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,104,040

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

8. Convertible Debt, continued

Following is an analysis of long-term debt at December 31, 2006:

Contractual balance	$2,470,000
Less unamortized discount	(1,764,136)

Convertible debt	$705,864

The secured convertible debentures bear interest at 10% and mature two years from the date of issuance. Holders may convert, at any time, any amount outstanding under the secured convertible debentures into shares of the Company’s common stock at a conversion price per share equal to $0.013 beginning the earlier of (i) the first business day of the month immediately following the month in which this registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock.

The Company has the option, at its sole discretion, to settle the monthly mandatory redemption amount by (i) paying the investor cash in an amount equal to 115% of the monthly mandatory redemption amount, or (ii) issuing to the investor the number of shares of the Company’s common stock equal to the monthly mandatory redemption amount divided by $0.007, which is known as the redemption conversion price, provided, however, that in order for the Company to issue shares upon payment of the monthly mandatory redemption amount (A) The Company's registration statement must be effective, (B) no event of default has occurred, and (C) the closing bid price for our common stock shall be greater than the redemption conversion price as of the trading day immediately prior to the redemption date.  However, in the event that (A) this registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock is less than the redemption conversion price but is greater than $0.003, which is known as the default conversion price, the Company has the option to settle the monthly mandatory redemption amount by issuing to the investor the number of shares of common stock equal to the monthly mandatory redemption amount divided by the default conversion price. Accordingly, the secured convertible debentures may be converted into a maximum of 990,000,000 shares of the Company's common stock.

In the event that certain events of default, such as failure to pay principal or interest when due, failure to issue common stock upon conversion or the delisting or lack of quotation of our common stock, the redemption conversion price will be reduced to the default conversion price. The investor has contractually agreed to restrict its ability to convert the debentures and receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock.

The Company has the right, at its option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date, provided that the closing bid price of the Company’s common stock is less than $0.013 at the time of the redemption. In the event of a redemption, the Company is obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium and accrued interest.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

8. Convertible Debt, continued

In connection with the securities purchase agreement dated July 10, 2006, as amended, the Company granted the investor registration rights. Under the terms of the registration rights the Company was obligated to use its best efforts to cause the registration statement to be declared effective no later than December 7, 2006 and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the Debentures have been sold or (ii) July 10, 2008.

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, the Company is required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, either a cash amount or shares of the Company's common stock equal to 2% of the liquidated value of the secured convertible debentures. The registration rights agreement constitutes a derivative financial instrument that has been incorporated in the derivative liability valued at $3,459,980 in the accompanying balance sheet.

In connection with the securities purchase agreement dated July 10, 2006, the Company executed a security agreement in favor of the investor granting them a first priority security interest in all of the Company’s goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreement, the investors have the right to take possession of the collateral, to operate the Company's business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Comapany's obligations under these agreements. Based on the Company’s current default of the registration rights agreement, the investor could take possession of substantially all assets of the Company.

Convertible debt outstanding at December 31, 2005 was converted or extinguished during the year ended December 31, 2006.

9. Note Payable

On April 15, 2005, the Company entered into a $150,000 long-term debt agreement, bearing interest at 4% per year and due in April 2007. The Company paid origination fees of $7,500 in connection with the long-term debt and those fees are being amortized to interest expense over the term of the debt using the effective yield method.

Following is an analysis of the note payable at December 31, 2005:

Contractual balance	$150,000
Less origination fee	(7,500)

Net proceeds	$142,500

During the year ended December 31, 2006, the Company issued 395,275 shares of Series C Preferred Stock to satisfy this note and raise and additional cash proceeds of $381,730.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

10. Income Taxes

The composition of deferred tax assets and the related tax effects at December 31, 2006 and 2005 are as follows:

	2006	2005

Net operating losses	$2,597,827	$1,470,727
Property and equipment	80,002	-
Patents	13,090	-

Total deferred tax assets	2,690,919	1,470,727
Valuation allowance	(2,690,919)	(1,470,727)

Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss, for the years ended June 30, 2006 and 2005, is as follows:

	2006		2005
	Amount	%	Amount	%

Benefit for income tax at federal
statutory rate	$7,775,970	34.0%	$47,064,870	34.0%
Non-deductible interest expense
and change in value of
derivative financial
instruments	(6,180,309)	(27.0)	(250,299)	(0.2)
Non-deductible stock-based
compensation	(208,001)	(0.9)	(46,508,844)	(33.6)
Non-deductible loss on debt
extinguishment	(167,468)	(0.7)	-	-
Change in valuation allowance	(1,220,192)	(5.4)	(305,727)	(0.2)

	$-	-%	$-	-%

At December 31, 2006, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $8,700,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2011 and 2026. The benefit from utilization of net operating loss carryforwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

11. Commitments and Contingencies

Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On January 16, 2007, Serge Monros, the Company’s current chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego. Mr. Monros’ derivative suit alleged the following causes of action: (i) breach of fiduciary duty of loyalty; (ii) breach of fiduciary duty of care; (iii) unjust enrichment; (iv) conversion; (v) waste of corporate assets; and (vi) trade libel. This case is in its preliminary stages and no discovery has taken place.

On January 25, 2007, Mario Procopio filed a derivative suit on behalf of the Company against the Company and Serge Monros in the Superior Court of the State of California for the County of Orange. Mr. Procopio’s derivative suit alleged the following causes of action: (i) breach of contract; (ii) promise without intent to perform; (iii) breach of fiduciary duty; (iv) rescission; (v) intentional misrepresentation; (vi) negligent misrepresentation; and (vii) conversion. This case is in its preliminary stages and no discovery has taken place.

In January 2007, Herrera Partners filed an arbitration claim against the Company in Harris County, Texas. Herrera Partners claim is for $63,700. The Company will defend its rights in this matter.

On March 14, 2007, United Rentals filed a suit against the Company, Greg Sweeney, and Mario Procopio in Orange County Superior Court. United Rentals claim is for non-payment for services rendered totaling $10,000. The Company will defend it rights in this case.

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on a month-to-month basis from G&K Automotive, a related party for $27,000 per month. The Company is currently delinquent in rent payments for over six months and is subject to eviction at any time.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

12. Stockholders' Equity

During 2005, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 1,000,000,000 to 6,000,000,000 shares.

Common Stock

Following is a description of transactions affecting common stock.

Year Ended December 31, 2006

The Company issued 7,125,000 shares of common stock to various individuals that provided consulting and other services to the Company and recognized compensation expense of $121,768 related to those issuances.

The Company issued 600,000 shares of common stock to under private placements of its common stock and received cash proceeds of $6,000.

The Company issued 389,540 shares of common stock to the holder of its convertible debt upon exercise of stock warrants and received proceeds of $425,966.

The Company issued 162,049,548 shares of common stock to the holder of its convertible debt upon conversion of $3,903 of debt.

The Company issued 60,000,000 shares of common stock to Golden Gate Investors in connection with an agreement to retire the outstanding debt owed to Golden Gate Investors.

The Company issued 30,000,000 shares of common stock to Cornell Capital in connection with the agreement to issue Cornell Capital a Senior Secured Convertible Debt instrument.

The Company exchanged 1,540,000 Preferred C shares for 154,000,000 shares of common stock.

Year Ended December 31, 2005

The Company issued 42,828,835 shares of common stock to various individual that provided consulting and other services to the Company and recognized compensation expense of $5,337,218 related to those issuances.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

12. Stockholders' Equity, continued

Stock Options

Gene-Cell, Inc., the public shell Company used in the recapitalization (See Note 1), periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 200 shares with exercise prices that are so high that the exercise of the options will never be practical.

During April 2005, the Company granted a total of 250,000,000 options to Mario Procopio and Serge Monros as additional consideration for the assignment of the patent and services provided to the Company. The options were granted on April 6, 2005, are exercisable starting July 6, 2005, and expire on April 6, 2008. The options are exercisable at the rate of $250 for every one million shares of common stock ($0.00025 per share). These options represent all outstanding options of the Company at December 31, 2006 and 2005. The options to Serge Monros were considered part of the acquisition of patent rights. The options issued to Mario Procopio were valued at estimated market value of $31,250,000 and charged to compensation expense.

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the stock ownership by employees. The 2005 Incentive Stock Plan is administered by the Company's Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at December 31, 2006.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

12. Stockholders' Equity, continued

Stock Warrants

In connection with the securities purchase agreement (See Note 8), the Company agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

		Remaining
	Exercise	Life
Number of Warrants	Price	Years
1,000,000,000	$0.0030	4.5
1,000,000,000	0.0060	4.5
300,000,000	0.0100	4.5
200,000,000	0.0150	4.5
150,000,000	0.0200	4.5
100,000,000	0.0300	4.5
60,000,000	0.0500	4.5
40,000,000	0.0750	4.5
30,000,000	0.1000	4.5
20,000,000	0.1500	4.5

2,900,000,000	$0.0114

All warrants issued to Cornell are currently exercisable and have a weighted average exercise price of $0.0114.

Gene-Cell also issued stock warrants to investors prior to the recapitalization, which remain outstanding at December 31, 2006. Reverse stock splits by the Company resulted in the reduction of outstanding warrants to less than 100 shares with exercise prices that are so high that the exercise of the warrants will never be practical.

Preferred Stock

During the year ended December 31, 2005, the Company set preferences for its Series A, B and C preferred stock. The Company is authorized to issue 30,000,000 shares of preferred stock, $0.01 par value per share. At December 31, 2006 the Company had 10,000,000 shares of series A preferred stock issued and outstanding and 6,060,000 shares of series C preferred stock issued and outstanding. The Company’s preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors.

The series A and series C preferred stock provides for conversion on the basis of 100 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A preferred stock vote their shares on an as-converted basis. Holders of the series A preferred stock participate in distribution and liquidation on an equal basis with the holders of common stock.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

12. Stockholders' Equity, continued

Preferred Stock, continued

The series B preferred stock provides for conversion on the basis of 10 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A preferred stock vote their shares on an as-converted basis. Holders of the series B preferred stock participate in distribution and liquidation on an equal basis with the holders of common stock.

Following is a description of transactions affecting preferred stock.

Year Ended December 31, 2006

The Company issued 395,275 shares of Series C Preferred Stock for cash of $381,730 and extinguishment of debt of $142,500.

The Company issued 1,000,000 shares of Series C Preferred Stock to a vendor for lease facilities and services provided valued at $490,000.

1,000,000 shares of Series C Preferred Stock was returned to the Company by two officers/primary stockholders of the Company

Year Ended December 31, 2005

The Company issued 6,060,000 shares of Series C Preferred Stock to various individual that provided consulting and other services to the Company and recognized compensation expense of $100,216,000 related to those issuances.

Potentially Dilutive Equity Instruments

Following is an analysis of potentially dilutive equity instruments at December 31, 2006:

Warrants issued in connection with Cornell financing	2,900,000,000
Stock options issued at for patent rights and
compensation	250,000,000
Series A Preferred Stock convertible to common stock
on a 100 for 1 basis	1,000,000,000
Series C Preferred Stock convertible to common stock
on a 100 for 1 basis	491,527,500

Total	4,641,527,500

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

13. Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2006 and 2005. Those transactions are described in Note 12.

As discussed in Note 11, subsequent to December 31, 2006, Serge Monros, the Company’s current chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego.

As also discussed in Note 11, subsequent to December 31, 2006, Mario Procopio filed a derivative suit on behalf of the Company against the Company and Serge Monros in the Superior Court of the State of California for the County of Orange.

The 5,000,000 shares of common stock issued to Mario Procopio and 5,000,000 shares issued to Serge Monros pursuant to the agreement for acquisition of patents described in Note 3, were actually issued to New Creation Outreach, Inc. and HDVI, companies for which Mario Procopio previously acted as a director. Mario Procopio no longer serves as a director of either of those organizations; however, his spouse, Kathleen Procopio continues to serve on the board of New Creation Outreach, Inc.

During 2006 New Creation Outreach, Inc. and HDVI each returned 500,000 shares of Series C Preferred stock to the Company for cancellation.

During 2006 HDVI acquired property and equipment and incurred costs on behalf of the Company totaling $382,842. At December 31, 2006, the Company owes HDVI approximately $59,935 for such purchases.

14. Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2006 and 2005, the Company engaged in various non-cash investing and financing activities as follows:

	2006	2005

Common stock issued in conversion of convertible debt
and debt extinguishment	$364,171	$2,448

Common stock issued to convert note payable	142,500	-

Common stock issued for financing costs	450,000	-

Common stock issued for debt extinguishment	364,171	-

During the year ended December 31, 2006, the Company issued 162,049,548 shares of common stock to convert $46,635 of convertible notes payable to equity. The Company also issued 60,000,000 shares of common stock to extinguish debt. The stock was valued at 810,000 and the Company recognized a loss on debt conversion of $492,464.

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005 and for the Period
From Inception, August 13, 2002, to December 31, 2006

14. Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information, continued

During the year ended December 31, 2005, the Company issued 42,215,361 shares of common stock to convert $2,448 of convertible notes payable to equity.

 During the years ended December 31, 2006 and 2005, the Company made no cash interest payments or income tax payments.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.
ITEM 8A - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures . As of December 31, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following information sets forth the names of our officers and directors, their present positions with us, and their biographical information.

Names:	Ages	Titles:	Board of Directors
Greg Sweeney	54	Chief Executive Officer and President	Director
Phil Scott	44	Chief Financial Officer and Principal Accounting Officer
Serge Monros	55	Chief Technology Officer	Director
Phil Pisanelli	57	Vice President for Marketing	Director
Rudy Rodriguez	55	Chief Operating Officer	Director
Steve Botkin	48	Chief Information Officer	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Mr. Greg Sweeney has been our Chief Executive Officer since August 2006 and a Director since January 2007. Since August 2004, Mr. Sweeney has been self-employed as a management consultant for Rogers Transportation, based in Garland, Texas. Between January 2000 and August 2004, Mr. Sweeney was a sales representative and Director of Sales & Marketing for Railhead Underground Products, LLC, based in Ft. Worth, Texas. In 1990 Mr. Sweeney was the elected mayor of Andrews, Texas and was re-elected for two additional terms. From 1986 until 1999 Mr. Sweeney also founded and was the President of Austin Equipment Co., Fossil Creek Productions Co and Sweeney Oil Co. Mr. Sweeney served as a District Manager of Nolan Brunson Inc. Mr. Sweeney also served in the United States Air Force, where he served a Brooks Air Force Base at the School of Aerospace Medicine Laser Lab as a part of a research and development team.

Mr. Phil Scott, CFA has been our Chief Financial Officer and Principal Accounting Officer since November 2006. Between August 2006 and November 2006, Mr. Scott acted as our Chief Financial Officer in connection with a consulting agreement with Herrera Partners, LLP. Mr. Scott is a principal with DS Enterprises, a valuation and management consulting firm and serves as the CFO for Quest Oil Corporation, a publicly traded company. Between June 2006 and November 2006, Mr. Scott was the managing director of Herrera Partners, LLP, a Houston, Texas based investment banking and financial consulting firm. Between April 2005 and June 2006, Mr. Scott was the VP-Corporate Development for Heritage Provider Network. Between June 2002 and July 2004, Mr. Scott was the Chief Financial Officer for SurgiCare, Inc., a publicly-traded company. Since June 1999, Mr. Scott has been the President and Chief Financial Officer for DS Enterprises. Mr. Scott has also been the Chief Financial Officer and Executive Vice President for PSX, Inc., VP-Corporate Development for HealthCare Partners and the Chief Financial Officer and VP of The Camden Group. Mr. Scott received his MBA from the University of San Diego and a BS Degree in Chemical Engineering from California Institute of Technology.

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

Mr. Steve Botkin has been a director since January, 2007 and has served as the Chief Information Officer since November, 2004. Mr. Botkin has been employed at the Boeing Company’s Integrated Defense System division for the past 30 years and is currently the project manager and team leader of Boeing’s Space & Intelligence Systems Information Technology System Support in Seal Beach, California.

Audit Committee

The Board of Directors was reconfigured in January, 2007. The previous members of the Audit Committee of the Board as of December 31, 2005 are no longer directors. The present Board has not appointed an Audit Committee. None of the current Board of Directors is qualified to serve as an “audit committee financial expert”, as defined in the Regulations of the Securities and Exchange Commission. None of the current Board of Directors is an “independent director”, as defined in the Regulations of the Securities and Exchange Commission.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2006, 2005 and 2004 exceeded $100,000. Some of the salaries shown during 2006 were accrued and unpaid as of April 16, 2007:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

				Annual	Restricted	Options	Other
Name & Principal				Compen-	Stock	SARs	LTIP	All Other
Position	Year	Salary ($)	Bonus ($)	sation ($)	Awards($)	(#)	Payouts($)	Compensation
Mario Procopio	2006	98,500	75,000	173,500	-	-	-	10,357
Former CEO	2005	32,000	-	32,000	69,770,000	125,000,000	-	-
	2004	38,840	-	38,840	-	-	-	-

Kathy Procopio	2006	54,000	-	54,000	-	-	-	-
Former CFO	2005	-	-	-	40,000	-	-	-
	2004	-	-	-	460,000	-	-	-

Greg Sweeney	2006	50,000	-	50,000	250	-	-	10,357
CEO	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Serge Monros	2006	144,000	75,000	219,000	-	-	-	10,357
CTO	2005	-	-	-	-	-	-	-
	2004	-	-	-	20,000	-	-	-

Employment/Consultant Agreements

Greg Sweeney

Effective August 30, 2006, we entered into a consulting agreement with Greg Sweeney to serve as our Chief Executive Officer and President. Pursuant to the agreement, Mr. Sweeney receives a monthly salary of $10,000. In addition, Mr. Sweeney is entitled to receive bonuses and commissions based upon financing raised and operating targets. Additionally, Mr. Sweeney received 5 million shares of common stock upon execution of the agreement.

Phil Scott

Effective November 15, 2006, we entered into a consulting agreement with DS Enterprises, Inc., pursuant to which Phil Scott shall serve as our Chief Financial Officer. Pursuant to the agreement, we will pay DS Enterprises a monthly fee of $7,000. In addition, we agreed to compensate DS Enterprises at the rate of $350 an hour for all work in excess of 20 hours of work provided by Mr. Scott per month.

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

Option/Stock Appreciation Right Grants in 2006

None.

Aggregate Option/SAR Exercises in 2006 and December 31, 2006 Option Values

None.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of	Weighted-	available for future
	securities to be	average exercise	issuance under
	issued upon	price of	equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	25,000,000	-	25,000,000
Equity compensation plans not approved by
security holders	-	-	-
Total	25,000,000	-	25,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of December 31, 2006, the number of and percent of our common stock beneficially owned by

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2006 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2006 have been exercised and converted.

Savi Media Group, Inc.
Related Parties
December 31, 2006

		Beneficially	Percent of
Name	Class	Owned(1)	Class(2)	Title or Nature of Relationship

Greg Sweeney	Common Stock	50,000	*	CEO/Director
12707 High Bluff Drive, Suite 200
San Diego, CA 92130

Phillip C. Scott	Common Stock	0	*	CFO
12707 High Bluff Drive, Suite 200
San Diego, CA 92130

Serge Monros (3)	Common Stock	782,102,300	69.70%	CTO/Director
2530 S. Birch Street, #A
Santa Ana, California 92707

Phil Pisanell	Common Stock	1,000,000	*	Vice President/Director
2530 S. Birch Street, #A
Santa Ana, California 92707

Steve Botkin	Common Stock	56,100,000	9.32%	CIO/Director
2530 S. Birch Street, #A
Santa Ana, California 92707

Rudy Rodriguez (4)	Common Stock	52,000,000	7.97%	COO/Director
2530 S. Birch Street, #A
Santa Ana, California 92707

All Officers and Directors	Common Stock	891,252,300	62.45%
As a Group (6 persons)

Mario Procopio (5)	Common Stock	125,100,000	17.21%	Former CEO/Former Director
2530 S. Birch Street, #A
Santa Ana, California 92707

Kathy Procopio (6)	Common Stock	657,002,300	52.64%	Wife of CEO/Former CFO
2530 S. Birch Street, #A
Santa Ana, California 92707

Alexander M. Haig Jr. (7)	Common Stock	50,500,000	7.74%	Advisory Board Member
2530 S. Birch Street, #A
Santa Ana, California 92707

Alexander P. Haig (7)	Common Stock	50,500,000	7.74%	Advisory Board Member
2530 S. Birch Street, #A
Santa Ana, California 92707

Cyrus Project Incorporated (8)	Common Stock	48,630,280	7.58%
P.O. Box 1969
Huntington Beach, CA 92647

G & K Automotive	Common Stock	100,000,000	16.61%
2530 S. Birch Street
Santa Ana, California 92707

His Devine Vehicle (9)	Common Stock	656,548,300	52.44%	Entity Related to Serge Monros
11001 E. Valley Mall,
Suite 301C
El Monte, California 91731

New Creation Outreach, Inc. (9)	Common Stock	655,002,300	52.31%	Entity Related to Kathy Procopio
2530 S. Birch Street, #A
Santa Ana, California 92707

Cornell Capital (10)	Common Stock	1,889,538,000	76.76%
101 Hudson Street, Suite 3700
Jersey City, NJ 07302

His Devine Vehicle	Preferred A	5,000,000	50.00%	Entity Related to Serge Monros

New Creation Outreach, Inc.	Preferred A	5,000,000	50.00%	Entity Related to Mario Procopio

His Devine Vehicle	Preferred C	1,500,000	30.52%	Entity Related to Serge Monros

New Creation Outreach, Inc.	Preferred C	1,500,000	30.52%	Entity Related to Kathy Procopio

Alexander M. Haig Jr.	Preferred C	500,000	10.17%	Advisory Board Member

Alexander P. Haig	Preferred C	500,000	10.17%	Advisory Board Member

Cyrus Incorporated	Preferred C	395,275	8.04%	CIO/Director

Rudy Rodriguez	Preferred C	500,000	10.17%	COO/Director

* Less than 1%.

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)
For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 602,106,564 common shares; 10,000,000 Preferred "A" Shares and 4,915,275 Preferred "C" Shares outstanding as of December 31, 2006.

(3)  Includes 450,000 shares owned by Mr. Monros’ minor children and 125,000,000 shares of common stock underlying options. Also includes 6,548,300 shares of common stock, 500,000,000 shares of common stock underlying series A convertible preferred stock and 150,000,000 shares of common stock underlying series C convertible preferred stock owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.

(4) Includes 2,000,000 shares of common stock, 50,000,000 shares of common stock underlying series C convertible preferred stock.

(5)	Includes 125,000,000 shares of common stock underlying options.

(6)
Includes 5,002,300 shares of common stock, 500,000,000 shares of common stock underlying series A convertible preferred stock and 150,000,000 shares of common stock underlying series C convertible preferred stock owned by New Creation Outreach, Inc., of which Mrs. Procopio is the Chief Executive Officer.

(7)	Includes 50,000,000 shares of common stock underlying series C convertible preferred stock

(8)	Includes 39,527,500 shares of common stock underlying series C convertible preferred stock

(9)	Includes 500,000,000 shares of common stock underlying series A convertible preferred stock and 150,000,000 shares of common stock underlying series C convertible preferred stock.

(10)
Includes the conversion of the principal amount of $2,470,000 plus accrued interest through 12/31/06 of $108,614 converting into common shares at the default conversion rate of $0.003 and the exercise of 1,000,000,000 warrants that are in the money as of 12/31/06.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 6,000,000,000 shares of Common Stock, $0.01 par value. As of February 12 2007, there were 601,606,564 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

We have engaged WorldWide Stock Transfer, LLC as independent transfer agent or registrar.

PREFERRED STOCK

We are authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2006, there were 10,000,000 shares of series A preferred stock issued and outstanding and 4,915,275 shares of series C preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Delaware.

The series A and series C preferred stock provides for conversion on the basis of 100 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A preferred stock vote their shares on an as-converted basis. Holders of the series A preferred stock participates on distribution and liquidation pari passu with the holders of the common stock. We have also filed certificates of Designation for series B preferred stock but no stock of this class has been issued.

WARRANTS

In connection with a securities purchase agreement dated July 10, 2006, as amended, we issued Cornell warrants to purchase an aggregate of 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

Number of Warrants	Exercise Price

1,000,000,000	$0.003
1,000,000,000	$0.006
300,000,000	$0.01
200,000,000	$0.015
150,000,000	$0.02
100,000,000	$0.03
60,000,000	$0.05
40,000,000	$0.075
30,000,000	$0.10
20,000,000	$0.15

The warrants issued to Cornell provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, (iii) we declare a dividend payment to the holders of our common stock or (iv) we take any other actions which would effect the amount of shares issuable to Cornell upon exercise of its warrants.

In addition, we have various other outstanding warrants to purchase 1,955,000 shares of our common stock.

OPTIONS

We currently have 252,000,000 options outstanding, with 125 million options granted to each Mario Procopio and Serge Monros as additional consideration for the assignment of the patent and services provided to us, and two million options granted to Herrera Partners for additional consideration for contract CFO services. The options to Messrs. Procopio and Monros were granted on April 6, 2005, are exercisable starting July 6, 2005, and expire on April 6, 2008. The options are exercisable at the rate of $250 for every one million shares of common stock. The options to Herrera Partners were issued on August 28, 2006, expire August 28, 2011 and have an exercise price of $0.01.

CONVERTIBLE SECURITIES

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on July 10, 2006, and amended on August 17, 2006, for the sale of $2,970,000 in secured convertible debentures and 2,900,000,000 warrants. This prospectus relates to the resale of the common stock underlying the secured convertible debentures and warrants. The investors are obligated to provide us with an aggregate of $2,970,000 as follows:

● $1,670,000 was disbursed on July 10, 2006;

● $200,000 was disbursed on August 17, 2006;

● $600,000 was disbursed on September 1, 2006; and

● $500,000 will be disbursed two business days prior to the effectiveness of this registration statement.

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

We have the option, in our sole discretion, to settle the monthly mandatory redemption amount by (i) paying the investor cash in an amount equal to 115% of the monthly mandatory redemption amount, or (ii) issuing to the investor the number of shares of our common stock equal to the monthly mandatory redemption amount divided by $0.007, which is known as the redemption conversion price, provided, however, that in order for us to issue shares upon payment of the monthly mandatory redemption amount (A) this registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock shall be greater than the redemption conversion price as of the trading day immediately prior to the redemption date.  However, in the event that (A) this registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock is less than the redemption conversion price but is greater than $0.003, which is known as the default conversion price, we shall have the option to settle the monthly mandatory redemption amount by issuing to the investor the number of shares of common stock equal to the monthly mandatory redemption amount divided by the default conversion price. Accordingly, the secured convertible debentures may be converted into a maximum of 990,000,000 shares of our common stock. On August 29, 2006, the closing bid price for our common stock as quoted by Bloomberg, LP was $0.0065 and, therefore, the conversion price for the secured convertible notes would be $0.003 if we elected to convert the monthly mandatory redemption amount into shares of common stock. Based on this conversion price, the $2,970,000 in secured convertible debentures, excluding interest, were convertible into 990,000,000 shares of our common stock.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act” or “Securities Act”) may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

We subsequently issued 5,100,000 shares of common stock, 5,000,000 shares of Series A preferred stock and 125,000,000 three-year stock options to acquire shares of our common stock at $0.00025 per share to Mario Procopio, our former Chief Executive Officer, for compensation and for his efforts in arranging the acquisition of the rights to the patents owned by Serge Monros.

We issued 2,000,000 shares of common stock to Kathleen Procopio for services she provided as our chief financial officer. Kathleen Procopio is the spouse of our former chief executive officer, Mario Procopio.

Prior to August 1, 2005, we leased approximately 600 square feet of office space from an affiliated company, New Creation Outreach, for $600 a month. Kathy Procopio, our former Secretary, Treasurer and member of the Board of Directors is the Chief Executive Officer and a director of New Creation Outreach.

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

4.1
Securities Purchase Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.2
Secured Convertible Debenture issued to Cornell Capital Partners, L.P., dated July 10, 2006, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.3
Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.4
Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.5
Warrant to purchase 300,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.6
Warrant to purchase 200,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.7
Warrant to purchase 150,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.8
Warrant to purchase 100,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.9
Warrant to purchase 60,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.10
Warrant to purchase 40,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.11
Warrant to purchase 30,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.12
Warrant to purchase 20,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.13
Registration Rights Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.14
Security Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference..

4.15
Pledge and Escrow Agreement, dated July 10, 2006, by and among Savi Media Group, Inc., Cornell Capital Partners L.P., New Creation Outreach, Inc. and David Gonzalez, Esq. as escrow agent., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $43,500 and $13,000, respectively.

Audit Related

Our auditors billed us $25,000 and $11,000 for audited related work during fiscal years 2006 and 2005, respectively.

Tax Fees

Our auditors billed us $0 and $1,500 for tax related work during fiscal years 2006 and 2005, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2006 or 2005.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: April 16, 2007	By: /s/ GREG SWEENEY
Greg Sweeney
President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: April 16, 2007	By: /s/ PHILLIP C. SCOTT
Phillip C. Scott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Position	Date

/s/ GREG SWEENEY Greg Sweeney	Chief Executive Officer (Principal Executive Officer) and President and Director	April 16, 2007

/s/ PHILLIP C. SCOTT Phil Scott	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2007

/s/ SERGE MONROS Serge Monros	Chief Technology Officer and Director	April 16, 2007

/s/ PHIL PISANELLI Phil Pisanelli	Director	April 16, 2007

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Chief Operating Officer and Director	April 16, 2007

/s/ STEVE BOTKIN Steve Botkin	Chief Information Office and Director	April 16, 2007