Form 10QSB
period 2007-03-31
SaVi Media Group, Inc.
filed 2007-05-21
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2007

Commission file number 000-27727
SAVI MEDIA GROUP, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	91-1766174
(State of Incorporation)	(IRS Employer Identification No.)

12707 High Bluff Drive, Suite 200
San Diego, CA 92130

(Address of Principal Executive Offices)

(858) 350-4207

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

Yes  ☐   No   ☒

As of May 19, 2007, the Company had 995,456,564 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐   No   ☒

SAVI MEDIA GROUP, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Consolidated Balance Sheets:
March 31, 2007 and December 31, 2006	2

Consolidated Statements of Operations:
For the three months ended March 31, 2007 and 2006 and
for the period from inception, August 13, 2002, to March 31, 2007	3

Consolidated Statement of Stockholders’ Deficit
For the three months ended March 31, 2007	4

Consolidated Statements of Cash Flows:
For the three months ended March 31, 2007 and 2006 and
for the period from inception, August 13, 2002, to March 31, 2007	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes in Securities	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20

PART I. FINANCIAL INFORMATION

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED BALANCE SHEET
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$ -	$ 1,088

Total current assets	-	1,088

Equipment, net	16,119	202,401
Deferred Financing Costs	72,622	86,371

Total assets	$ 88,741	$ 289,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank Overdraft	$ -	$ 3,631
Convertible debt	879,766	705,864
Accounts payable and accrued liabilities	1,582,487	882,215
Accounts payable assumed in recapitalization	159,295	159,295
Accrued Registration Rights Penalties Payable	148,200	0
Contingent Registration Rights Penalties Payable	341,588	0
Derivative Liabilities - Embedded Derivatives	378,198	3,459,980
Derivative Liabilities - Warrants	5,316,802	16,101,795

Total current liabilities	8,806,336	21,312,780

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 4,915,000 issued and
outstanding at March 31, 2007 and December 31, 2006	4,915	4,915
Common stock: $0.001 par value, 6,000,000,000 shares
authorized, 995,456,564 and 602,106,564 shares issued and
at March 31, 2007 and December 31, 2006, respectively	995,457	602,107
Additional paid-in capital	250,653,090	249,630,380
Losses accumulated during the development stage	(260,381,057)	(271,270,324)

Total stockholders' deficit	(8,717,595)	(21,022,922)

Total liabilities and stockholders' deficit	$ 88,741	$ 289,858

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters March 31, 2007 and 2006 and for the Period
From Inception, August 13, 2002, to March 31, 2007

	March 31,	March 31,	Inception to
	2007	2006	March 31, 2007
		(restated)
Operating costs and expenses:
General and administrative expenses,
except stock based compensation	$ 333,936	$ 306,756	$ 3,623,637
Depreciation expense	$ 625	$ 521	50,819
Research and Development	299,686	$ 119,720	1,753,449
Stock-based compensation	1,416,060	$ 498,138	247,430,637

Loss from operations	(2,050,307)	(925,135)	(252,858,542)

Other income and (expenses)
Interest Income	-	1	175
Gain on settlement	-	-	197,033
Cost of rescission	-	-	(43,074)
Cost of recapitalization	-	-	(273,987)
Goodwill impairment	-	-	(541,101)
Change in fair value of financial instruments	13,175,231	226,708	40,944,150
Loss on debt Extinguishment	-	-	(492,464)
Impairment of property and equipment	(185,657)	-	(420,956)
Impairment of patent rights	-	-	(38,500)
Registration Rights Penalties	(489,788)	-	(489,788)
Interest expense	(218,341)	(8,179)	(47,022,132)

Total other income and expenses, net	12,281,445	218,530	(8,180,644)

Net profit/(loss) before cumulative effect of
change in accounting principle	$ 10,231,138	$ (706,605)	$(261,039,186)

Cumulative effect of change in accounting principle	658,129	-	658,129

Net profit/(loss)	$ 10,889,267	$ (706,605)	$(260,381,057)

Weighted average shares outstanding	803,152,120	224,790,772
Fully diluted weighted average shares outstanding	2,511,784,883

Net profit/(loss) per common share - basic	$ 0.01	$ (0.00)
Net profit/(loss) per common share - diluted	0.00	$ (0.00)

 The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Quarter Ended March 31, 2007

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	10,000,000	$ 10,000	-	$ -

Cumulative effect of change in
accounting principle	-	-	-	-

Common and preferred stock issued
in exchange for consulting services
and employee compensation	-	-	-	-

Net Profit/(Loss) before cumulative effect
of change in accounting principle	-	-	-	-

Balance at March 31, 2007	10,000,000	$ 10,000	-	$ -

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Quarter Ended March 31, 2007

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	4,915,275	4,915	602,106,564	602,107

Cumulative effect of change in
accounting principle

Common and preferred stock issued
in exchange for consulting services
and employee compensation			393,350,000	393,350

Net Profit/(Loss) before cumulative effect
of change in accounting principle

Balance at March 31, 2007	4,915,275	$ 4,915	995,456,564	$ 995,457

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Quarter Ended March 31, 2007

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at December 31, 2006	249,630,380	0	(271,270,324)	(21,022,922)

Cumulative effect of change in
accounting principle	-	-	658,129	658,129

Common and preferred stock issued
in exchange for consulting services
and employee compensation	1,022,710	-	-	1,416,060

Net Profit/(Loss) before cumulative effect
of change in accounting principle	-	-	10,231,138	10,231,138

Balance at March 31, 2007	250,653,090	$ -	(260,381,057)	(8,717,595)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 3 Months Ended March 31, 2007 and 2006 and for the Period
From Inception, August 13, 2002, to March 31, 2007

	March 31,	March 31,	Inception to
	2007	2006	31-Mar-07
Cash flows from operating activities:
Net profit/(loss)	$10,231,138	$ (706,606)	$(260,381,057)
Adjustments to reconcile net income to net
cash used by operating activities:			-
Depreciation expense	625	521	50,819
Gain on settlement	-	-	(197,033)
Impairment of property and equipment	185,657	-	420,956
Impairment of patent rights	-	-	38,500
Impairment of goodwill	-	-	541,101
Loss on extinguishment of debt	-	-	492,464
Cost of recapitalization	-	-	273,987
Amortization of deferred compensation	-	-	2,233,150
Compensatory common and preferred stock issuances	1,416,060	498,138	213,971,617
Compensatory option issuances	-	-	31,250,000
Interest imputed on non-interest bearing note
from a stockholder	-	-	7,254
Interest expense recognized on issuance and
through accretion of discount on long-term debt	154,235	7,713	46,857,041
Cumulative effect if change in accounting principle			(658,129)
Change in fair value of derivatives	(13,175,231)	(226,708)	(40,944,150)
Common stock issued for rescission agreement	-	-	43,074
Common stock issued to pay of accounts payable	-	-	50,000
Changes in accounts payable and accrued liabilities	1,190,060	20,816	2,117,994

Net cash used by operating activities	2,544	(406,126)	(3,832,412)

Cash flows from investing activities:
Acquisition of equipment	-	-	(487,894)
Acquisition of patents	-	-	(38,500)

Net cash used in investing activities	-	-	(526,394)

Cash flows from financing activities:
Bank Overdraft/Payoff overdraft	(3,631)	-	-
Proceeds from stockholder advances	-	-	49,672
Net Proceeds from convertible debt	-	-	2,154,040
Proceeds from note payable	-	-	142,500
Proceeds from warrant exercise and deposit
for warrant exercise	-	168,178	692,558
Payments on notes payable	-	-	(63,000)
Proceeds from sale of common stock	-	382,730	1,382,937

Net cash provided by financing activities	(3,631)	550,908	4,358,707

Net increase (decrease) in cash and equivalents	(1,088)	144,782	-

Cash and cash equivalents at beginning of year	1,088	336	-

Cash and cash equivalents at end of year	-	145,118	-

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the respective full years.

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

Impairment Of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired and determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  During 2006 we evaluated furniture and equipment and patent rights and recorded impairment allowances totaling $273,799. During the 1st quarter of 2007 we evaluated furniture and equipment and recorded impairment allowances totaling $185,657.

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

Profit/(Loss) Per Share

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options, warrants and convertible debt and preferred stock that were outstanding during each period in which there was a loss were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the period ended March 31, 2006. The number of dilutive options, warrants, convertible debt and preferred stock that were outstanding as of March 31, 2007 is summarized below:

Dilutive Common
Security	Shares
Common Shares	803,152,120
Options	217,105,263
Preferred A	1,000,000,000
Preferred C	491,527,500
Total Diluted Shares	2,511,784,883

Fair Value of Financial Instruments

The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statements No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.

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

Change in Accounting Principle for Registration Payment Arrangements. In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies , which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our July 2006 financing (the “July 2006 Registration Payment Arrangement”). As of January 1, 2007 and March 31, 2007, management determined that it was probable that we would have payment obligation under the July 2006 Registration Payment Arrangement; therefore, the company accrued a contingent obligation of $341,588 as required under the provisions of FSP EITF 00-19-2. In addition, the compound embedded derivative liability associated with the July 2006 Financing was adjusted to eliminate the registration payment arrangement and the comparative condensed consolidated financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The cumulative effect of this change in accounting principle adjusted retained earnings as of December 31, 2006 by $658,129. The following financial statement line items for the three months ended March 31, 2007 were affected by the change in accounting principle. In addition, under EITF 00-19, the company would not book the contingent registration rights payment payable.

	As of	As of
	12/31/06	03/31/07
Under EITF 00-19
Income Statement Impacts
Change in value of CED	2,871,934	(2,443,096)
Amortization of Discount	117,504	140,486
Balance Sheet Impacts
Discount on Note	1,764,136	1,623,650
Derivative Liability-CED	3,459,979	1,016,883

Under EITF 00-19-02
Income Statement Impacts
Change in value of CED	2,302,219	(2,390,238)
Amortization of Discount	112,211	134,974
Balance Sheet Impacts
Discount on Note	1,730,720	1,595,746
Derivative Liability-CED	2,768,435	378,197

Change due to EITF 00-19-02 as of 12/31/06
Difference in CED Liability	691,544
Difference in Discount on Note	(33,416)
Net Change to Retained Earnings	658,128

2. Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $260,381,057 for the period from inception, August 13, 2002, to March 31, 2007. At March 31, 2007, the Company is in a negative working capital position of $8,806,366 and has a stockholders' deficit of $8,717,595. Additionally the Company faces substantial challenges to future success as follows:

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

The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations in the development stage, or that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage. There can also be no assurances that the Company will ever attain operational profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, including:

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

4.        Stockholders’ Equity

Following is a description of transactions affecting stockholders equity in the three months ended March 31, 2007:

-
The Company issued 393,350,000 shares of common stock to various individuals that provided consulting and other services to the Company and recognized compensation expense of $1,416,060 related to those issuances.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management’s expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for products that may be distributed by the Company and services offered by competitors, as well as general conditions of the marketplace.

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

Results of Operations

During the period from inception, August 13, 2002, to March 31, 2007, we have not generated any revenue from operations. As of March 31, 2007, we have accumulated net losses in the development stage of $260,381,057 for the period from inception, August 13, 2002, to March 31, 2007. Additionally, at March 31, 2007, we are in a negative working capital position of $8,806,366 and a stockholders' deficit position $8,717,595. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2007, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

During the quarter ended March 31, 2007, we had limited operations and we expect to require additional cash of a minimum of approximately $3,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in a development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of March 31, 2006, we had no current assets.

Total current liabilities were $8,806,336 as of March 31, 2007, consisting of convertible debt (net of discount) of $879,766, accounts payable and accrued liabilities of $1,582,487, accounts payable assumed in recapitalization of $159,295, accrued registration rights penalties of $148,200, contingent registration rights penalties payable of $341,588 and derivative financial instrument liabilities of $5,695,000.

We had a negative working capital of $8,806,336 as of March 31, 2007.

We incurred net losses of $260,381,057 during the period from inception, August 13, 2002, to March 31, 2007 and loss from operations for the three months ended March 31, 2007 of $2,050,307. In addition, at March 31, 2006, we were in a negative working capital deficit of $8,806,336 and had a stockholders' deficit of $8,717,595. As a result, our independent registered public accounting firm, in its report dated April 13, 2006, has expressed substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

•  further implement our business plan;
•  obtain additional financing or refinancing as may be required; and
•  generate revenues.

We believe it is imperative that we raise an additional $3,000,000 of capital in order to implement our business plan. We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or close some or all of our operations. We do not currently have commitments for capital at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

There were no recent accounting pronouncements that have had or are likely to have a material effect on our financial position or results of operations. However, FASB accounting pronouncement EITF 00-19-02 was adopted by the company as of January 1, 2007 and the company recorded a change in accounting principle to retained earnings of $658,129.

ITEM 3 - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures . As of March 31, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

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

On January 16, 2007, Serge Monros, the Company’s current chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego. Mr. Monros’ derivative suit alleged the following causes of action: (i) breach of fiduciary duty of loyalty; (ii) breach of fiduciary duty of care; (iii) unjust enrichment; (iv) conversion; (v) waste of corporate assets; and (vi) trade libel. This case is in its preliminary stages and no depositions have taken place.

On January 25, 2007, Mario Procopio filed a derivative suit behalf of the Company against the Company and Serge Monros in the Superior Court of the State of California for the County of Orange. Mr. Procopio’s derivative suit alleged the following causes of action: (i) breach of contract; (ii) promise without intent to perform; (iii) breach of fiduciary duty; (iv)rescission; (v) intentional misrepresentation; (vi) negligent misrepresentation; and (vii) conversion. This case is in its preliminary stages and no depositions have taken place.

In January 2007, Herrera Partners filed an arbitration claim against the Company in Harris County, Texas. Herrera Partners claim is for $63,700. The Company believes the claim is inaccurate and will defend its rights in this matter.

On March 14, 2007, United Rentals filed a suit against the Company, Greg Sweeney, and Mario Procopio in Orange County Superior Court. United Rentals claim is for non-payment for services rendered. The Company has negotiated but not executed a stipulated judgment in this case for the undisputed amount of the non-payment.

We may become involved in material legal proceedings in the future.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, we issued 393,350,000 shares of common stock to various individual for consulting and other services provided to us. We recognized compensation expense of $1,416,060 related to those issuances.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

SAVI MEDIA GROUP, INC.

Date: May 20, 2007	By: /s/ GREG SWEENEY
Greg Sweeney
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: May 20, 2007	By: /s/ PHILLIP C. SCOTT
Phillip C. Scott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)