Form 10QSB
period 2007-06-30
SaVi Media Group, Inc.
filed 2007-08-20
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2007

Commission file number 000-27727

SAVI MEDIA GROUP, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	91-1766174
(State of Incorporation)	(IRS Employer Identification No.)

12707 High Bluff Drive, Suite 200
San Diego, CA 92130

(Address of Principal Executive Offices)

(858) 350-4321

Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   

As of August 17, 2007, the Company had 995,456,564 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes      No   

SAVI MEDIA GROUP, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Consolidated Balance Sheets:
June 30, 2007 and December 31, 2006	2

Consolidated Statements of Operations:
For the three and six months ended June 30, 2007 and 2006 and
for the period from inception, August 13, 2002, to June 30, 2007	3

Consolidated Statement of Stockholders’ Deficit
For the six months ended June 30, 2007	4

Consolidated Statements of Cash Flows:
For the six months ended June 30, 2007 and 2006 and
for the period from inception, August 13, 2002, to June 30, 2007	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Changes in Securities	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

	SAVI MEDIA GROUP, INC.
	A Corporation in the Development Stage
	UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
	June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$ -	$ 1,088

Total current assets	-	1,088

Equipment, net	-	202,401
Deferred Financing Costs	58,640	86,371

Total assets	$ 58,640	$ 289,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank Overdraft	$ -	$ 3,631
Convertible debt	1,050,302	705,864
Accounts payable and accrued liabilities	2,151,561	882,215
Accounts payable assumed in recapitalization	159,295	159,295
Accrued Registration Rights Penalties Payable	296,400	-
Contingent Registration Rights Penalties Payable	343,455	-
Derivative Liabilities - Embedded Derivatives	388,468	3,459,980
Derivative Liabilities – Warrants	4,147,705	16,101,795

Total current liabilities	8,537,186	21,312,780

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 4,915,000 issued and
outstanding at June 30, 2007 and December 31, 2006	4,915	4,915
Common stock: $0.001 par value, 6,000,000,000 shares
authorized, 995,456,564 and 602,106,564 shares issued and
at June 30, 2007 and December 31, 2006, respectively	995,457	602,107
Additional paid-in capital	250,653,090	249,630,380
Losses accumulated during the development stage	(260,142,008)	(271,270,324)

Total stockholders' deficit	(8,478,546)	(21,022,922)

Total liabilities and stockholders' deficit	$ 58,640	$ 289,858

 The accompanying notes are an integral part of the unaudited consolidated financial statements

	SAVI MEDIA GROUP, INC.
	A Corporation in the Development Stage
	UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
	For the Three and Six Months Ended June 30, 2007 and June 30, 2006 and For the Period from Inception,
	August 13, 2002 to June 30, 2007
	For the Three months Ended		For the Six months Ended

	June 30,	June 30,	June 30,	June 30,	Inception to
	2007	2006	2007	2006	June 30, 2007

Operating costs and expenses:
General and administrative expenses,
except stock based compensation	$ 397,824	$ 644,851	$ 731,760	$ 951,085	$ 4,021,461
Depreciation expense	-	25,315	625	26,357	50,819
Research and development	118,428	505,155	418,114	624,875	1,871,877
Stock-based compensation	-	89,500	1,416,060	587,638	247,430,637

Loss from operations	(516,252)	(1,264,821)	(2,566,559)	(2,189,955)	(253,374,794)

Other income and (expenses)
Interest Income	-	11	-	11	175
Gain on settlement	-	-	-	-	197,033
Cost of rescission	-	-	-	-	(43,074)
Cost of recapitalization	-	-	-	-	(273,987)
Goodwill impairment	-	-	-	-	(541,101)
Change in fair value of financial instruments	1,158,827	163,027	14,334,058	389,735	42,102,977
Loss on debt extinguishment	-	(360,000)	-	(360,000)	(492,464)
Impairment of property and equipment	-	-	(185,657)	-	(420,956)
Impairment of patent rights	-	-	-	-	(38,500)
Registration rights penalties	(150,067)	-	(639,855)	-	(639,855)
Interest expense	(253,459)	(9,343)	(471,800)	(17,522)	(47,275,591)

Total other income and (expenses), net	755,301	(206,305)	13,036,746	12,224	(7,425,343)

Net income (loss) before cumulative effect of
change in accounting principle	$ 239,049	$ (1,471,126)	$ 10,470,187	$ (2,177,731)	$(260,800,137)

Cumulative effect of change in accounting
principle	-	- -	658,129	-	658,129

Net income (loss)	$ 239,049	$ (1,471,126)	$ 11,128,316	$ (2,177,731)	$ (260,142,008)

Weighted average shares outstanding	995,456,564	332,278,786	901,489,620	331,619,924

Fully diluted weighted average shares
outstanding	2,695,317,397		2,601,350,453

Net income (loss) per common share - basic	$ 0.00	$ (0.00)	$ 0.01	$ (0.01)

Net income (loss) per common share - diluted	0.00	(0.00)	0.00	(0.01)

 The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS’ DEFICIT
For the Six Months Ended June 30, 2007

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	10,000,000	$ 10,000	-	$ -

Cumulative effect of change in
accounting principle	-	-	-	-

Common and preferred stock issued
in exchange for consulting services
and employee compensation	-	-	-	-

Net income (loss) before cumulative effect
of change in accounting principle	-	-	-	-

Balance at June 30, 2007	10,000,000	$ 10,000	-	$ -

The accompanying notes are an integral part of the unaudited consolidated financial statements

	SAVI MEDIA GROUP, INC.
	A Corporation in the Development Stage
	UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
	For the Six Months Ended June 30, 2007

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	4,915,275	$ 4,915	602,106,564	$ 602,107

Cumulative effect of change in
accounting principle	-	-	-	-

Common and preferred stock issued
in exchange for consulting services
and employee compensation	-	-	393,350,000	393,350

Net income (loss) before cumulative effect
of change in accounting principle	-	-	-	-

Balance at June 30, 2007	4,915,275	$ 4,915	995,456,564	$ 995,457

The accompanying notes are an integral part of the unaudited consolidated financial statements

	SAVI MEDIA GROUP, INC.
	A Corporation in the Development Stage
	UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
	For the Six Months Ended June 30, 2007

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at December 31, 2006	$ 249,630,380	$ -	$ (271,270,324)	$ (21,022,922)

Cumulative effect of change in
accounting principle	-	-	658,129	658,129

Common and preferred stock issued
in exchange for consulting services
and employee compensation	1,022,710	-	-	1,416,060

Net income (loss) before cumulative effect
of change in accounting principle	-	-	10,470,187	10,470,187

Balance at June 30, 2007	$ 250,653,090	$ -	$ (260,142,008)	$ (8,478,546)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006, and for the Period
From Inception, August 13, 2002, to June 30, 2007

			Inception to
	2007	2006	June 30, 2007

Cash flows from operating activities:
Net income (loss)	$ 10,470,187	$ (2,177,731)	$ (260,142,008)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:			-
Depreciation expense	625	26,357	50,819
Gain on settlement	-	-	(197,033)
Impairment of property and equipment	185,657	-	420,956
Impairment of patent rights	-	-	38,500
Impairment of goodwill	-	-	541,101
Loss on extinguishment of debt	-	-	492,464
Cost of recapitalization	-	-	273,987
Amortization of deferred compensation	-	-	2,233,150
Compensatory common and preferred stock issuances	1,416,060	611,768	213,971,617
Compensatory option issuances	-	-	31,250,000
Interest imputed on non-interest bearing note
from a stockholder	-	-	7,254
Interest expense recognized on issuance and
through accretion of discount on long-term debt	338,752	8,545	47,041,559
Cumulative effect if change in accounting principle			(658,129)
Change in fair value of derivatives	(14,334,058)	(389,735)	(42,102,977)
Common stock issued for rescission agreement	-	-	43,074
Common stock issued to pay of accounts payable	-	-	50,000
Common stock issued for debt extinguishment		360,000
Changes in accounts payable and accrued liabilities	1,909,201	14,971	2,837,234

Net cash used by operating activities	(13,576)	(1,545,825)	(3,848,432)

Cash flows from investing activities:
Acquisition of equipment	-	(258,357)	(487,894)
Sale of furniture to vendor	16,119	-	16,119
Acquisition of patents	-	-	(38,500)

Net cash provided by (used in) investing activities	16,119	(258,357)	(510,275)

Cash flows from financing activities:
Bank overdraft	(3,631)	-	-
Proceeds from stockholder advances	-	1,048,370	49,672
Net proceeds from convertible debt	-	-	2,154,040
Proceeds from note payable	-	-	142,500
Proceeds from warrant exercise and deposit
for warrant exercise	-	402,161	692,558
Payments on notes payable	-	-	(63,000)
Proceeds from sale of preferred stock		381,730
Proceeds from sale of common stock	-	1,000	1,382,937

Net cash provided by (used in) financing activities	(3,631)	1,833,261	4,358,707

Net increase (decrease) in cash and equivalents	(1,088)	29,079	-

Cash and cash equivalents at beginning of year	1,088	336	-

Cash and cash equivalents at end of year	$ -	$ 29,415	$ -

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the respective full years.

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

Impairment Of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired and determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  During 2006 we evaluated furniture and equipment and patent rights and recorded impairment allowances totaling $235,299.  During the 1st quarter of 2007 we evaluated furniture and equipment and recorded impairment allowances totaling $185,657.

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies, continued

Profit/(Loss) Per Share

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options, warrants and convertible debt and preferred stock that were outstanding during each period in which there was a loss were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the period ended June 30, 2006.  The number of dilutive options, warrants, convertible debt and preferred stock that were outstanding as of June 30, 2007 is summarized below:

Dilutive Common
Security	Shares
Common Shares	995,456,564
Options	208,333,333
Preferred A	1,000,000,000
Preferred C	491,527,500
Total Diluted Shares	2,695,317,397

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

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies, continued; New Accounting Pronouncements, continued

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
On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our July 2006 financing (the “July 2006 Registration Payment Arrangement”). As of January 1, 2007 and June 30, 2007, management determined that it was probable that we would have payment obligation under the July 2006 Registration Payment Arrangement; therefore, the company accrued a contingent obligation of $343,455 as required under the provisions of FSP EITF 00-19-2. In addition, the compound embedded derivative liability associated with the July 2006 Financing was adjusted to eliminate the registration payment arrangement and the comparative condensed consolidated financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The cumulative effect of this change in accounting principle adjusted retained earnings as of December 31, 2006 by $658,129.  The following financial statement line items for the six months ended June 30, 2007 were affected by the change in accounting principle.  In addition, under EITF 00-19, the company would not book the contingent registration rights payment payable.

	As of	As of
	December 31, 2006	June 30, 2007
Under EITF 00-19
Income Statement Impacts
Change in value of CED	2,871,934	(331,561)
Amortization of Discount	117,504	176,371
Balance Sheet Impacts
Discount on Note	1,764,136	1,447,279
Derivative Liability	3,459,979	685,322
Under EITF 00-19-02
Income Statement Impacts
Change in value of CED	2,302,219	10,270
Amortization of Discount	112,211	170,536
Balance Sheet Impacts
Discount on Note	1,730,720	1,425,210
Derivative Liability	2,768,435	388,467

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $260,142,008 for the period from inception, August 13, 2002, to June 30, 2007. At June 30, 2007, the Company is in a negative working capital position of $8,537,186 and has a stockholders' deficit of $8,478,546. Additionally the Company faces substantial challenges to future success as follows:

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

•
The ability of the Company to successfully produce and market its gasoline and diesel engine devices in a manner that will allow it to ultimately achieve adequate profitability and positive cash flows to sustain its operations.

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

4. Stockholders’ Equity

During  the six months ended June 30, 2007, he Company issued 393,350,000 shares of common stock to various individuals that provided consulting and other services to the Company and recognized compensation expense of $1,416,060 related to those issuances.

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

Results of Operations

During the period from inception, August 13, 2002, to June 30, 2007, we have not generated any revenue from operations. As of June 30, 2007, we have accumulated net losses in the development stage of $260,142,008 for the period from inception, August 13, 2002, to June 30, 2007. Additionally, at June 30, 2007, we are in a negative working capital position of $8,537,186 and a stockholders' deficit position $8,478,546. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2007, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operations

We believe that there are six critical elements for the building of a successful research & development company that has the capacity to manufacture technology for the implementation of immediate and long-term solutions to the global challenges of air, water, and land pollution.

1.	People - this includes a qualified board of directors, advisory board members, management, employees, and consultants, etc.;
2.	Projects - a credible portfolio of projects that have the appropriate risk-return ratio in order to generate potentially significant shareholder value;
3.	Capital - based upon the reputation of the people and the quality of the projects, there must be sufficient capital in order to launch the company and to provide for additional fundings;
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

Projects:

During 2006, we further refined our strategic plan and have determined that the maximum value to all of our shareholders is best served by targeting three focused project areas that provide for long-term growth from our invested capital. The three major project areas are as follows:

An R & D Lab and adjacent offices

We have established an R & D lab with its adjacent offices located at 2530 S. Birch St. Santa Ana, CA.  92707.  However, our current lack of financial resources has caused us to fall more than six behind on our lease payments and we have received notice that we will be evicted on September 1, 2007.

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

During the quarter ended June 30, 2007, we had limited operations and we expect to require additional cash of a minimum of approximately $3,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage.   Additional financing will need to be obtained. Due to our still being in a development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of June 30, 2007, we had no current assets. Total current liabilities were $8,537,186 as of June 30, 2007, consisting of convertible debt (net of discount) of $1,050,3026, accounts payable and accrued liabilities of $2,151,561, accounts payable assumed in recapitalization of $159,295, accrued registration rights penalties of $296,400, contingent registration rights penalties payable of $343,455 and derivative financial instrument liabilities of $4,536,173.

We incurred net losses of $260,142,008 during the period from inception, August 13, 2002, to June 30, 2007 and loss from operations for the three months ended June 30, 2007 of $516,252. In addition, at June 30, 2007, we were in a negative working capital deficit of $8,537,186 and had a stockholders' deficit of $8,478,546. As a result, our independent registered public accounting firm, in its report dated April 13, 2006, has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

 further implement our business plan;
 obtain additional financing or refinancing as may be required; and
 generate revenues.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures . As of June 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions.  When we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

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

In January 2007, Herrera Partners filed an arbitration claim against the Company in Harris County, Texas.  Herrera Partners claim is for $63,700.  The Company did not have the resources available to defend its rights in this matter.  On May 29, 2007, an arbitrator awarded Herrera Partners $63,700 plus attorney’s fees of $6,500 and administrative expenses of $2,250 with interest thereon at the rate 8.25%.

On March 14, 2007, United Rentals filed a suit against the Company, Greg Sweeney, and Mario Procopio in Orange County Superior Court.  United Rentals claim is for non-payment for services rendered.  The Company executed a stipulated judgment in this case for $10,000 plus court costs and attorney’s fees of $1,633.50 with payment due by September 28, 2007.

We may become involved in material legal proceedings in the future.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, we issued no shares of common stock.

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

SAVI MEDIA GROUP, INC.

Date: August 20, 2007	By: /s/ GREG SWEENEY
Greg Sweeney
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: August 20, 2007	By: /s/ PHILLIP C. SCOTT
Phillip C. Scott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)