Form 10QSB
period 2007-09-30
SaVi Media Group, Inc.
filed 2007-11-19
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2007

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
Yes      No   

As of November 13, 2007, the Company had 1,045,456,564 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes      No   

SAVI MEDIA GROUP, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Consolidated Balance Sheets:
September 30, 2007 and December 31, 2006	2

Consolidated Statements of Operations:
For the three and nine months ended September 30, 2007 and 2006 and
for the period from inception, August 13, 2002, to September 30, 2007	3

Consolidated Statement of Stockholders’ Deficit
For the nine months ended September 30, 2007	4

Consolidated Statements of Cash Flows:
For the nine months ended September 30, 2007 and 2006 and
for the period from inception, August 13, 2002, to September 30, 2007	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Changes in Securities	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

	SAVI MEDIA GROUP, INC.
	A Corporation in the Development Stage
	UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
	September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$ -	$ 1,088

Total current assets	-	1,088

Equipment, net	-	202,401
Deferred Financing Costs	44,421	86,371

Total assets	$ 44,421	$ 289,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank Overdraft	$ -	$ 3,631
Convertible debt	1,264,606	705,864
Accounts payable and accrued liabilities	2,483,996	882,215
Accounts payable assumed in recapitalization	159,295	159,295
Accrued Registration Rights Penalties Payable	444,600	-
Contingent Registration Rights Penalties Payable	227,240	-
Derivative Liabilities - Embedded Derivatives	399,100	3,459,980
Derivative Liabilities – Warrants	1,378,490	16,101,795

Total current liabilities	6,357,327	21,312,780

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock; $0.001 par value,
10,000,000 shares authorized, 4,915,000 issued and
outstanding at September 30, 2007 and December 31, 2006	4,915	4,915
Common stock: $0.001 par value, 6,000,000,000 shares
authorized, 1,045,456,564 and 602,106,564 shares issued and
at September 30, 2007 and December 31, 2006, respectively	1,045,457	602,107
Additional paid-in capital	250,615,590	249,630,380
Losses accumulated during the development stage	(257,988,868)	(271,270,324)

Total stockholders' deficit	(6,312,906)	(21,022,922)

Total liabilities and stockholders' deficit	$ 44,421	$ 289,858

 The accompanying notes are an integral part of the unaudited consolidated financial statements

	A Corporation in the Development Stage
	UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
	For the Three and Nine Months Ended September 30, 2007 and 2006 and For the Period from Inception,
	August 13, 2002 to September 30, 2007
	For the Three months Ended		For the Six months Ended

	September 30,	September 30,	September 30,	September 30,	Inception to
	2007	2006	2007	2006	Sept. 30, 2007

Operating costs and expenses:
General and administrative expenses,
except stock based compensation	$ 263,841	$ 558,156	$ 995,601	$ 1,489,190	$ 4,285,302
Depreciation expense	-	19,833	625	46,190	50,819
Research and development	2,809	125,689	420,923	750,564	1,874,686
Stock-based compensation	-	-	1,416,060	587,638	247,430,637

Loss from operations	(266,650)	(703,678)	(2,833,209)	(2,873,582)	(253,641,444)

Other income and (expenses)
Interest Income	-	130	-	141	175
Gain on settlement	-	-	-	-	197,033
Cost of rescission	-	-	-	-	(43,074)
Cost of recapitalization	-	-	-	-	(273,987)
Goodwill impairment	-	-	-	-	(541,101)
Change in fair value of financial instruments	2,758,583	25,987,432	17,092,641	26,377,167	44,861,560
Loss on debt extinguishment	-	(132,464)	-	(492,464)	(492,464)
Impairment of property and equipment	-	-	(185,657)	-	(420,956)
Impairment of patent rights	-	-	-	-	(38,500)
Registration rights penalties	(31,985)	-	(671,840)	-	(671,840)
Interest expense	(306,808)	(45,630,008)	(778,607)	(45,647,530)	(47,582,398)

Total other income and (expenses), net	2,419,790	(19,774,910)	15,456,537	(19,762,6860	(5,005,552)

Net income (loss) before cumulative effect of
change in accounting principle	$ 2,153,140	$ (20,478,588)	$ 12,623,328	$ (22,636,268)	$(258,646,996)

Cumulative effect of change in accounting
principle	-	- -	658,129	-	658,129

Net income (loss)	$ 2,153,140	$ (20,478,588)	$ 13,281,457	$ (22,636,268)	$ (257,988,867)

Weighted average shares outstanding	1,015,565,260	440,497,868	940,074,027	351,263,928

Fully diluted weighted average shares
Outstanding	2,607,092,760		2,531,601,527

Net income (loss) per common share - basic	$ 0.00	$ (0.05)	$ 0.01	$ (0.06)

Net income (loss) per common share - diluted	0.00	(0.05)	0.01	(0.06)

 The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS’ DEFICIT
For the Nine Months Ended September 30, 2007

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	10,000,000	$ 10,000	-	$ -

Cumulative effect of change in
accounting principle	-	-	-	-

Common and preferred stock issued
in exchange for consulting services
and employee compensation	-	-	-	-

Shares issued upon exercise of
warrants	-	-	-	-

Net income (loss) before cumulative effect
of change in accounting principle	-	-	-	-

Balance at September 30, 2007	10,000,000	$ 10,000	-	$ -

The accompanying notes are an integral part of the unaudited consolidated financial statements

	SAVI MEDIA GROUP, INC.
	A Corporation in the Development Stage
	UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
	For the Nine Months Ended September 30, 2007

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	4,915,275	$ 4,915	602,106,564	$ 602,107

Cumulative effect of change in
accounting principle	-	-	-	-

Common and preferred stock issued
in exchange for consulting services
and employee compensation	-	-	393,350,000	393,350

Shares issued upon exercise of
Warrants			50,000,000	50,000

Net income (loss) before cumulative effect
of change in accounting principle	-	-	-	-

Balance at September 30, 2007	4,915,275	$ 4,915	1,045,456,564	$ 1,045,457

The accompanying notes are an integral part of the unaudited consolidated financial statements

	SAVI MEDIA GROUP, INC.
	A Corporation in the Development Stage
	UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLERS' DEFICIT
	For the Nine Months Ended September 30, 2007

			Losses
			Accumulated
	Additional		During the
	Paid-In	Deferred	Development
	Capital	Compensation	Stage	Total

Balance at December 31, 2006	$ 249,630,380	$ -	$ (271,270,324)	$ (21,022,922)

Cumulative effect of change in
accounting principle	-	-	658,129	658,129

Common and preferred stock issued
in exchange for consulting services
and employee compensation	1,022,710	-	-	1,416,060

Shares issued upon exercise of
Warrants	(37,500)	-	-	12,500

Net income (loss) before cumulative effect
of change in accounting principle	-	-	12,623,328	12,623,328

Balance at September 30, 2007	$ 250,615,590	$ -	$ (257,988,868)	$ (6,312,906)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006, and for the Period
From Inception, August 13, 2002, to September 30, 2007

			Inception to
	2007	2006	Sept. 30, 2007

Cash flows from operating activities:
Net income (loss)	$ 12,623,328	$ (22,656,319)	$ (257,988,867)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:			-
Depreciation expense	625	46,190	50,819
Gain on settlement	-	-	(197,033)
Impairment of property and equipment	185,657	-	420,956
Impairment of patent rights	-	-	38,500
Impairment of goodwill	-	-	541,101
Loss on extinguishment of debt	-	492,464	492,464
Cost of recapitalization	-	-	273,987
Amortization of deferred compensation	-	-	2,233,150
Compensatory common and preferred stock issuances	1,416,060	611,768	213,971,617
Compensatory option issuances	-	-	31,250,000
Interest imputed on non-interest bearing note
from a stockholder	-	-	7,254
Interest expense recognized on issuance and
through accretion of discount on long-term debt	567,275	45,623,400	47,270,081
Cumulative effect if change in accounting principle			(658,129)
Change in fair value of derivatives	(17,092,641)	(26,377,167)	(44,861,560)
Common stock issued for rescission agreement	-	-	43,074
Common stock issued to pay accounts payable	-	-	50,000
Changes in accounts payable and accrued liabilities	2,286,121	68,768	3,214,055

Net cash used by operating activities	(13,575)	(2,190,896)	(3,848,531)

Cash flows from investing activities:
Acquisition of equipment	-	(690,681)	(487,894)
Sale of furniture to vendor	16,119	-	16,119
Acquisition of patents	-	-	(38,500)

Net cash provided by (used in) investing activities	16,119	(690,681)	(510,275)

Cash flows from financing activities:
Bank overdraft	(3,631)	-	-
Proceeds from stockholder advances	-	3,526	49,672
Net proceeds from convertible debt	-	2,104,040	2,154,040
Proceeds from note payable	-	-	142,500
Proceeds from warrant exercise and deposit
for warrant exercise	-	402,161	692,558
Payments on notes payable	-	-	(63,000)
Proceeds from sale of preferred/common stock		394,617	1,382,937

Net cash provided by (used in) financing activities	(3,631)	2,904,344	4,358,707

Net increase (decrease) in cash and equivalents	(1,088)	22,767	-

Cash and cash equivalents at beginning of year	1,088	336	-

Cash and cash equivalents at end of year	$ -	$ 23,103	$ -

The accompanying notes are an integral part of the consolidated financial statements

SAVI MEDIA GROUP, INC.
A Corporation in the Development Stage
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

SaVi Media Group, Inc. (the "Company") is a Nevada Corporation that had acquired rights to "blow-by gas and crankcase engine emission reduction technology" which it intended to develop and market on a commercial basis. The technology is a relatively simple gasoline and diesel engine emission reduction device that the Company intends to sell to its customers for effective and efficient emission reduction and engine efficiency for implementation in both new and presently operating automobiles. The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the respective full years.

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

Profit/(Loss) Per Share

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options, warrants and convertible debt and preferred stock that were outstanding during each period in which there was a loss were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the period ended September 30, 2006.  The number of dilutive options, warrants, convertible debt and preferred stock that were outstanding as of September 30, 2007 is summarized below:

Dilutive Common
Security	Shares
Common Shares	1,045,456,564
Options	100,000,000
Preferred A	1,000,000,000
Preferred C	491,527,500
Total Diluted Shares	2,636,984,064

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
On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our July 2006 financing (the “July 2006 Registration Payment Arrangement”). As of January 1, 2007 and September 30, 2007, management determined that it was probable that we would have payment obligation under the July 2006 Registration Payment Arrangement; therefore, the company accrued a contingent obligation of $227,240 as required under the provisions of FSP EITF 00-19-2. In addition, the compound embedded derivative liability associated with the July 2006 Financing was adjusted to eliminate the registration payment arrangement and the comparative condensed consolidated financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The cumulative effect of this change in accounting principle adjusted retained earnings as of December 31, 2006 by $658,129.  The following financial statement line items for the nine months ended September 30, 2007 were affected by the change in accounting principle.  In addition, under EITF 00-19, the company would not book the contingent registration rights payment payable.

	As of	As of
	December 31, 2006	September 30, 2007
Under EITF 00-19
Income Statement Impacts
Change in value of CED	2,871,934	(241,320)
Amortization of Discount	117,504	225,847
Balance Sheet Impacts
Discount on Note	1,764,136	1,221,432
Derivative Liability	3,459,979	444,002
Under EITF 00-19-02
Income Statement Impacts
Change in value of CED	2,302,219	10,632
Amortization of Discount	112,211	219,816
Balance Sheet Impacts
Discount on Note	1,730,720	1,205,394
Derivative Liability	2,768,435	399,099
	As of	As of
	December 31, 2006	September 30, 2007
Under EITF 00-19
Income Statement Impacts
Change in value of CED	2,871,934	(241,320)
Amortization of Discount	117,504	225,847
Balance Sheet Impacts
Discount on Note	1,764,136	1,221,432
Derivative Liability	3,459,979	444,002
Under EITF 00-19-02
Income Statement Impacts
Change in value of CED	2,302,219	10,632
Amortization of Discount	112,211	219,816
Balance Sheet Impacts
Discount on Note	1,730,720	1,205,394
Derivative Liability	2,768,435	399,099

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $257,988,868 for the period from inception, August 13, 2002, to September 30, 2007. At September 30, 2007, the Company is in a negative working capital position of $6,357,327 and has a stockholders' deficit of $6,312,906. Additionally the Company faces substantial challenges to future success as follows:

•	The Company is delinquent on critical liabilities including payments to key consultants

•
The Company failed to comply with the terms of the agreement under which it obtained the rights to certain technology that was expected to become the basis for the Company’s future success and is subject to losing those rights to such technology

•
The Company is in default of its registration rights agreement with the investor in its long-term debt. Such default and the Company’s inability to fund its ongoing operations increase the likelihood that the investor could seize its assets to partially satisfy the debt or find another operator of those assets.

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

The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations in the development stage, or that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage. There can also be no assurances that the Company will ever attain operational profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, including:

•	The Company's ability to obtain a revised and extended licensing agreement with Serge Monros.

•	The Company's ability to obtain adequate sources of funding to sustain it during the development stage.

•
The ability of the Company to successfully produce and market its gasoline and diesel engine devices in a manner that will allow it to ultimately achieve adequate profitability and positive cash flows to sustain its operations.

In order to address its ability to continue as a going concern, implement its business plan, the Company hopes to raise additional capital from sale of its common stock. Sources of funding may not be available on terms that are acceptable to the Company and its stockholders, or may include terms that will result in substantial dilution to existing stockholders.

3.	Agreement for Acquisition of Technology Rights

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

Subsequent to the acquisition, the Company changed its name from Redwood Entertainment Group, Inc. to SaVi Media Group, Inc. Serge Monros changed the name of the entity in which he holds the technology to His Devine Vehicle, Inc. (“HDVI”). Further discussions between the Company and Serge Monros led to a September 1, 2004 agreement (the "Agreement") under which the Company acquired 100% of the rights to the various technologies owned by Serge Monros. The Agreement was amended and modified on December 30, 2004, April 6, 2005 and again on June 17, 2005. The most important technology, for which the Company acquired rights, was technology to produce a relatively simple gasoline and diesel engine emission reduction device that the Company intends to sell to manufacturers of new vehicles and owners of presently operating automobiles.

The Company does not have the records of the amounts spent in the development of the technology and is unaware of the amounts expended.

Under the terms of the Agreement as amended, the Company acquired the rights for the following consideration:

•
5,000,000 shares of Series A preferred stock to both Serge Monros, who owned the technology, and Mario Procopio, the Company's founder and Chief Executive Officer. The Series A preferred stock is convertible to and holds voting rights of 100 to 1 of those attributable to common stock. These shares are to remain in escrow for three years, and, accordingly, they will not be converted to common stock during that period.

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

The Agreement represents a three year relationship that may be renegotiated or rescinded at the end of that term if the use of the technology does not produce revenue equal to costs associated with the Agreement or modified annual cost, whichever is less. The Agreement does not define the terms "Costs associated with the Agreement" or "Modified Annual Costs".  Regardless of performance, the Agreement is eligible for renewal and/or modification on September 1, 2007.  The agreement has not been rescinded and the Company is currently in negotiation with Serge Monros to revise and extend the agreement.

In the event the Agreement is rescinded, the technology will be returned to Serge Monros. Further, under the terms of the Agreement, the Company was required to build a $5,000,000 research and development lab and a manufacturing plant and Serge Monros will also own those assets, free and clear, in the event the Agreement is rescinded or the Company dissolved.  The Company spent approximately $1.8M on research and development of which approximately $650,000 was equipment for the research and development lab.

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

The Company recorded Patents at cost to Serge Monros because the Agreement resulted in the control of the Company by Serge Monros and Mario Procopio. Further, due to the fact that most costs incurred by Serge Monros in developing the patents represented research and development costs that were immediately expensed, the basis of the Patents has been limited to $38,500, the actual cash paid to Serge Monros under the initial agreement to acquire 20% of SaVi Group.  In 2006, The Company recorded a $38,500 impairment allowance that reduced the Patents to a zero carrying value since it was clear the Company would not meet the requirements of the Agreement, and would likely lose any rights it had to such patents and technology.

The Series A convertible preferred stock and the stock options issued under the Agreement could have a very significant future dilutive effect on stockholders.

4. Stockholders’ Equity

During the nine months ended September 30, 2007, he Company issued 393,350,000 shares of common stock to various individuals that provided consulting and other services to the Company and recognized compensation expense of $1,416,060 related to those issuances.  In addition, Serge Monros exercised 50,000,000 options at an exercise price of $0.00025.

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

Overview

We are considered a development stage enterprise because we currently have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts.  We previously acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is also an emission reduction device believed to reduce, harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency.   Currently, we are currently negotiating with Serge Monros to revise and extend the technology agreement.  In addition to completing an agreement, and there is no assurance that we will reach an agreement, we will also require additional funding before we will be able to begin production or sale of our products and there is no guarantee that we will be able to obtain such additional funding.

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

Results of Operations

During the period from inception, August 13, 2002, to September 30, 2007, we have not generated any revenue from operations. As of September 30, 2007, we have accumulated net losses in the development stage of $257,988,868 for the period from inception, August 13, 2002, to September 30, 2007. Additionally, at September 30, 2007, we are in a negative working capital position of $6,357,327 and a stockholders' deficit position $6,312,906. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2007, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

17
In August 2004, Savi Media Group was founded by Serge Monros and Mario Procopio.  Serge Monros licensed the Crankcase Ventilation technologies to Savi Media that he personally developed over the last 17 years.  Mario Procopio was hired as the President, Chief Executive Officer and a director with a mandate to acquire the initial funding for the planned projects and to assist in aggressively transforming the Company into an emerging research and development company in the field of automotive and diesel retrofitting and pollution control. In August 2004, enough capital was obtained to acquire a bulletin board company, pay off many of its existing debts, and begin to launch the varied projects of which the DynoValve is one of several projects.

We have established a Strategic Advisory Board and recruited qualified individuals to develop marketing strategies, feasibility studies, and update our business plan. Among those are Retired U.S. General Alexander M. Haig, Jr., Alexander P. Haig, John Hewitt, Marketing Specialist, and John Dunlap, former Executive Director of CalTrans.

At this point, it is of critical importance that we are able to revise and extend our licensing agreement with Serge Monros.  At the point that a licensing agreement is completed, we can continue our testing phases and attempt to raise additional capital.

During the quarter ended September 30, 2007, we had limited operations and we expect to require additional cash of a minimum of approximately $3,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage and to pay down debt.   Additional financing will also need to be obtained. Due to our still being in a development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of September 30, 2007, we had no current assets. Total current liabilities were $6,357,327 as of September 30, 2007, consisting of convertible debt (net of discount) of $1,264,606, accounts payable and accrued liabilities of $2,483,996, accounts payable assumed in recapitalization of $159,295, accrued registration rights penalties of $444,600, contingent registration rights penalties payable of $227,240 and derivative financial instrument liabilities of $1,777,590.

We incurred net losses of $257,988,867 during the period from inception, August 13, 2002, to September 30, 2007 and loss from operations for the three months ended September 30, 2007 of $266,650. In addition, at September 30, 2007, we were in a negative working capital deficit of $6,357,327 and had a stockholders' deficit of $6,312,906. As a result, our independent registered public accounting firm, in its report dated April 13, 2006, has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

 revise and extend our licensing agreement;
 obtain additional financing or refinancing as may be required; and
 continue testing and generate revenues.

We believe it is imperative that we raise a minimum of an additional $3,000,000 of capital in order to implement our business plan. We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or close some or all of our operations. We do not currently have commitments for capital at this time.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions.  When we obtain additional financing we will hire additional personnel and implement procedures to properly account for and disclose all transactions.

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

On January 16, 2007, Serge Monros, the Company’s current chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego. Mr. Monros’ derivative suit alleged the following causes of action: (i) breach of fiduciary duty of loyalty; (ii) breach of fiduciary duty of care; (iii) unjust enrichment; (iv) conversion; (v) waste of corporate assets; and (vi) trade libel. This case has advanced to mandatory settlement conferences, and negotiations are in place to settle this lawsuit.

On January 25, 2007, Mario Procopio filed a derivative suit behalf of the Company against the Company and Serge Monros in the Superior Court of the State of California for the County of Orange. Mr. Procopio’s derivative suit alleged the following causes of action: (i) breach of contract; (ii) promise without intent to perform; (iii) breach of fiduciary duty; (iv)rescission; (v) intentional misrepresentation; (vi) negligent misrepresentation; and (vii) conversion. This case has been combined with the previous case, has advanced to mandatory settlement conferences, and negotiations are in place to settle this lawsuit.

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

On March 14, 2007, United Rentals filed a suit against the Company, Greg Sweeney, and Mario Procopio in Orange County Superior Court.  United Rentals claim is for non-payment for services rendered.  The Company executed a stipulated judgment in this case for $10,000 plus court costs and attorney’s fees of $1,633.50 with payment due by September 28, 2007.  The Company was unable to make payment on September 28, 2007 and is negotiating an alternative payment arrangement.

On August 11, 2007, Santa Fe Industrial Machinery Movers, Inc filed a suit against the Company in  Orange County Superior Court.  Santa Fe Industrial’s claim is for non-payment for services rendered.  The Company reached a settlement in this case on November 13, 2007.

We may become involved in material legal proceedings in the future.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, we issued 50,000,000 shares of common stock upon the exercise of stock options granted to an officer and director.

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

SAVI MEDIA GROUP, INC.

Date: November 19, 2007	By: /s/ GREG SWEENEY
Greg Sweeney
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: November 19, 2007	By: /s/ PHILLIP C. SCOTT
Phillip C. Scott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)