Form 10-K
period 2007-12-31
SaviCorp
filed 2013-09-20
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-27727

SAVICORP

(Exact name of small business issuer as specified in its charter)

Nevada	91-1766174
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2530 S. Birch Street Santa Ana, California	92707	(877) 611-7284
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

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

Total revenues for Fiscal Year 2007 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the closing price on June 30, 2007, was $1,116,063.

As of September 13, 2013 there were 5,970,827,673 shares of issuer’s common stock outstanding.

SAVICORP

FORM 10-KSB

For the Fiscal Year Ended December 31, 2007

i

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of SaviCorp on Form 10-KSB contains forward-looking statements, particularly those identified with the words "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

In 2007, we were considered a development stage enterprise because we then had no significant operations, had not yet generated revenue from new business activities and were devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of 2011, the Company began selling its products.

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

The public entity used to recapitalize the Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood Entertainment Group, Inc., and finally its current name, Savi Media Group, Inc. In 2012, Savi Media Group, Inc. changed its name to SaviCorp.

Automotive Ventilation Systems

During a normal compression in an automotive engine, a small amount of gases in the combustion chamber escape past the pistons. Approximately 70% of these gases, known as blow-by gases, are unburned fuel that can dilute and contaminate the engine oil, causing corrosion to critical engine parts, and cause a build-up on sludge. As the engine speed increases, the pressure in the crankcase increases as a result of the blow-by gases. When the pressure gets too great in the crankcase, it can cause oil to leak past seals and gaskets, causing oil leaks. If the pressure is not relieved, it would cause all of the oil to blow out of the engine. Prior to 1963, cars used road draft tubes that just let the hydrocarbon emissions from the crankcase out into the open air. In 1963, automobiles created a positive crankcase ventilation, which consists of a valve, called the PCV valve, which creates a metered opening, and a hose that runs to the car’s intake manifold. The intake manifold has a vacuum effect that sucks the blow-by gases from the crankcase into the intake manifold, where the gases are burned. This process reduces the emissions produced by the engine as only the results of the burned gases are emitted.

Our Product

SaviCorp’s primary business is the sale of two inventions: the DynoValve & DynoValve Pro. The DynoValve is an OEM replacement for the present Positive Crankcase Ventilation (“PCV”) valve installed on most gasoline engines in the United States and in most other countries of the world. After exhaustive research and patent pending applications, on September 10, 2010, the Air Resources Board of the California Environmental Protection Agency issued Executive Order D-677, permitting the advertisement, sales and installation of the DynoValve on certain gas-powered vehicles in California. The savings, in both fuel economy and emissions, have surpassed the Company's expectation and our products are available now on the market. The Company believes this is "Green Technology" and substantially reduces automobiles’ "carbon footprint".

DynoValve & DynoValve Pro have the following positive features:

-	Addresses carbon footprint (substantially reduces carbon monoxide emissions through smog emission tacking);

-	Improves fuel use and mileage;

-	Increases engine performance (Dynamometer readings show a dramatic increase in overall engine performance);

-	Fuel use and oil consumption is substantially reduced;

-	Cost effective:

o	The savings in over-all fuel, oil and engine service requirements are significant;

o	Carbon Credits are generated by the use of the DynoValve & DynoValve Pro;

o	The expense of fitting DynoValve is recaptured with short use and dependant on mileage use (within 6 to 12 months for passenger cars but 2 months with a taxi);

o	Useable with marine engines as well;

o	The Company hopes to have the DynoValve Pro (diesel) available in 2013, which should be used by large fleet owners, locomotive, heavy equipment, stationary engines and marine engines as well as ocean liners.

-	Suitable for original factory applications on new engines as well as retrofitting used vehicles.

The Company’s mission is to become a leading provider of multiple fuel efficiency and emission reduction technologies and related systems that solve practical emission reduction and engine combustion system problems. The Company’s strategy is to have a broad and highly competitive product line, skilled professional management and attain international brand recognition and market acceptance. Our main objective is to design, develop, manufacture and distribute exhaust emission and fuel efficiency technologies to world markets to significantly increase fuel efficiency and reduce emissions around the globe.

SaviCorp’s management team has over 80 years of combined experience in entrepreneurial ventures, technology development companies, venture financing, management, product development & marketing and administration. In addition, the Company’s strategic plan is structured to attract the best management for directing the development and growth of its organization in order to fulfill the Company’s aggressive market penetration mission.

Market Opportunities: SaviCorp is evolving from an aftermarket fuel-saving and emission-reduction product development company into a market-driven company. Our Management has comprehensive experience in introducing new products and technologies and is seeking to capitalize on our capabilities within our chosen market. The company is developing dynamic internal/external sales and marketing staff that will be charged with expanding distribution channels and penetrating high-value markets. Brand name recognition and broad market acceptance are the primary objectives of SaviCorp’s business development efforts.

Overall, there are numerous competing products on the market for consumers. It is no secret that fuel prices will remain high for the foreseeable future and, as a result, there are many fuel-saving devices under development by entrepreneurs and assorted technology companies. In this economic environment, most consumers are looking for products that will reduce their overall fuel and vehicle operating costs, allowing them to stay within their current household budgets. Most fuel-saving devices currently in the marketplace are variants of magnetic control devices, purporting to improve fuel economy by realigning fuel molecules as they pass through a magnetic field. Gasoline is a mixture of hydrocarbon molecules that vary in size and shape. Longer molecules tend to burn slower and incompletely while leaving unburned hydrocarbons that eventually form various exhaust pollutants. The magnetic devices on the market seek to delay the burning of short hydrocarbons and hasten the burning of the longer hydrocarbons (by reducing long molecules to short molecules). The general theory regarding a magnetic field’s possible effect on fuel may have some merit; however, in practice it has been found that any effect that the magnets may have with respect to changing the molecular composition of gasoline is minor and vanishes well before gasoline actually enters a vehicle’s engine because the molecules do not stay aligned after leaving the magnetic field. The EPA, Popular Mechanics, and even the Discovery Channel’s “Mythbusters” program have undertaken independent tests of such products. None of the tests conducted by these organizations showed any benefit from magnetic field devices.

Aside from the magnetic field devices described above there are many other types of “fad” or pseudo-scientific fuel-saving devices currently on the market that have been shown not to work; this has produced significant skepticism that taints legitimate devices that are under development. There are, however, some good products that have demonstrated their efficacy through rigorous independent and verifiable laboratory testing.

SaviCorp’s DynoValve® product is an example of a product that is grounded in solid science and engineering know-how that has demonstrated its efficacy in both laboratory and field tests.

In October 2010, a 24-month field test was concluded with the Los Angeles County Fire Department (LACoFD). LACoFD retrofitted 10 gasoline-powered vehicles with the DynoValve®. During the test, three vehicles were removed from service for various reasons unrelated to the beta field test. The remaining seven vehicles, after installation and adjustments to fine-tune and optimize the DynoValve® to each particular vehicle, successfully completed field-testing without any adverse impact on vehicle performance and/or maintainability. Overall, the vehicles achieved a significant reduction in emissions during the 24 months of testing.

The test vehicles exhibited substantial reductions in the following pollutants: hydrocarbons (HC), carbon monoxide (CO), and oxides of nitrogen (NOx). The LACoFD has expressed interest in testing the DynoValvePro®, a product that is intended for use on diesel engines, as soon as the Company is ready to release the product for testing and evaluation. The opportunity with the Los Angeles County Fire Department (LACoFD) is potentially very large; the agency has 190 stations with 22 battalions covering 2,200 square miles and 58 cities.

On December 9, 2010, SaviCorp announced that McCarthy Construction Company (St Louis, MO) had completed six weeks of testing on five randomly chosen vehicles from within its fleet. The results for each vehicle were significant emissions reduction, improved engine performance, and reduced fuel consumption. Following these initial results, McCarthy Construction Company decided to test an additional five vehicles at another facility. These additional tests went well, and we proceeded with the installation of our DynoValve® on some 250 vehicles that service its Newport Beach, California facility. McCarthy Construction Company believes that the device has the potential to extend the useful life of its vehicles by one or two years while also reducing the company’s fuel costs. McCarthy Construction Company employs 2,000 people and operates in all 50 states. McCarthy is headquartered in St. Louis, Missouri with regional offices in Phoenix, Arizona; Las Vegas, Nevada; Seattle, Washington; Portland, Oregon; Dallas, Texas; Sacramento, San Francisco and Newport Beach, California. The 136-year-old company is involved in large projects, having constructed airports, bridges, highways, hospitals, office buildings, retail/industrial centers, universities and research centers throughout the US. Here’s a link to a press release about McCarthy: (http://www.savicorp.com/news/23-mccarthy-construction-leaving-green-footprints-with-savicorps-dynovalve.aspx).

North Carolina’s Stallings Police Dept’s 25 Ford Crown Victoria (2011) fleet experienced a MPG increase of 31.58% after the installation of DynoValve. This is the type of success we hope to translate into contracts with larger public service entities nationwide.

We believe our business opportunities within the State of California alone are enormous. The state has 36 cities with over 100,000 residents and 217 cities with 25,000 to 100,000 residents—each of these cities has numerous municipal, corporate and small business fleets of vehicles that are potential customers for SaviCorp. SaviCorp management believes that this is a viable market for blow-by gases related crankcase ventilation system and emission reduction products.

Although SaviCorp believes that we have no direct competition in the marketplace, retail pricing may be dictated by the average consumer’s disposable income. In order for the DynoValve® to attain a leadership role in the industry, SaviCorp will need to price the product to reflect the value brought to end-users. As the market expands, future products should be priced more aggressively to increase market penetration and achieve a position of planned-for market dominance. SaviCorp’s goal of establishing sales and marketing partnerships and/or alliances will further our market penetration.

Car dealerships sell used and new vehicles and are also a viable market for SaviCorp. Used cars are normally identified as certified pre-owned vehicles, age ranging from one to 5 years old. A common car dealership sales tactic is to offer aftermarket products to buyers during the loan application process. In recent years, the sale of used cars has become a major source of profits for car dealerships in the wake of shrinking margins on new cars. To make them acceptable to more customers, most dealerships promote certified pre-owned vehicles to customers who want a warranty on their used car. This often raises the price, but in return provides customers with peace of mind. In the current economic environment, the relative demand for used cars has increased as sales of new cars have declined. Due to the fact that the product has the potential to lower operating costs as well as extend the useful life of a vehicle—a proposition that is very appealing to consumers—the DynoValve is targeted to the used car market.

As the year 2012 progressed, our customer base expanded. A major key to our longer-term success is our ability to arrange for sales and installations with customers operating large numbers of vehicles, commonly referred to as “fleets.” For our purposes, fleets can vary in size from 25 to 15,000 vehicles. Fleets can be located in specific geographical areas, such as within a city, within a county or two, part of a state, within a state or multiple states in a region of the US, or nationwide. For now, the Company is focused on fleets within the US. There are few product sales in Canada. We have patents pending in many “industrial” countries, including Mexico and Canada.

Typically, in the early stage, our relationship with a fleet size customer involves “proving” our technology on a test basis with a few vehicles operating as part of the customer’s fleet. We guarantee a 10% improvement in fuel efficiency. Once a customer has experienced “real time” results out in the field, our products gain acceptance and the rate of sales and installations take off at a faster pace. In almost all cases to date, we have exceeded the 10% guarantee. Generally, the longer vehicles are driven with our product in place, the more performance improves with the passage of time. Our results to date have varied from an 8% to 100% improvement. Currently, we have no fleets with less than a 15% rate of improvement. Fleets with Ford F-150s (4.6 litre engines) and Chevy light trucks (4.7 litres) are getting between 30% and 49% fuel savings.

In 2013, we have made major inroads in the Middle Eastern country of Dubai and others. We have a 5 year licensing agreement with them that we entered into this quarter. Regarding our progress, our original commitment for 2,000 DynoValves (sold at $250 each) equate to $500,000. In order for them to fulfill and maintain this 5 year licensing agreement, they are required to purchase 500 additional DynoValves per quarter (an additional 2,000 DynoValves / $500,000 per year) for a total of $2,500,000 over a 5 year span. With the initial investment of $500,000, this totals $3,000,000 for their 5 year licensing agreement. We have already delivered 2,000 of those DynoValves. The areas that are included in this agreement are UAE, Dubai, Malaysia, India, and Africa.

We sent a mechanic to Dubai to convince the Dubai Department of Standardization to mandate the DynoValve on all government vehicles and eventually to the general population (“the mandate”). When any country attempts to mandate a new individual product, there are usually issues. Understandably, there should not be certain vehicle exclusions for this particular mandate, therefore the DynoValve needs to be installable on all makes and models.

In our case, one issue is that many vehicles in these Middle Eastern countries are not compatible with the DynoValve or it simply does not fit. In order to resolve this compatibility issue, we’ve created a new product called the “DynoCap.” The DynoCap is an oil cap that has a fitting which fits directly on top of the oil cap allowing the DynoValve to sit either horizontally or vertically thus making it adaptable to virtually any gas driven engine that has a place to add oil, not limited to automobiles.

The new cap is now being tested at our corporate headquarters in Santa Ana, CA. We have vehicles travelling all over California to ensure performance is as effective as our standard DynoValve, when connected directly to the vehicle’s crankcase ventilation system. We have provided a few DynoCaps to Dubai to demonstrate how the compatibility issue has been resolved, and provided samples for their own testing with the device in their own countries. A provisionary patent and trademarks for the name have been filed with the US Trade and Patent Office and a PCT will be filed for the whole world.

The second issue is the wiring harness, which was originally created for the USA and met compliance regulations according to American standards. The Department of Standardization and the UAE affiliates did not approve of the exposed colored wires. As a result, we modified the wiring harness and completely molded all the connectors, improving the appearance which is actually beneficial for us. This brand new wiring harness was delivered to Dubai for their approval. The group loved it and guaranteed 100% that SavvyGreen (our associate company in Dubai) would be given confirmation and status on the mandate (Preferred Vendor Status).

If SaviCorp gets this mandate, we may increase sales by possibly 50,000 units every 90 days or less. If this works as well as the DynoValve, it will cut installation time by at least 50%. Once tested, we will continue the process of obtaining an executive order for the DynoCap. We will also have quick release hoses as well as the vertical and horizontal versions. We hope it will also work on other fuels as well, and will expand our testing regarding this as soon as we can.

In mid-September of 2013, we are set to demonstrate in New Mexico. We will be training Ford dealerships in Albuquerque, which we believe is home to one of the biggest Ford dealers in the US. We will be training their mechanics for installation and their sales team for distribution and sales of the DynoValve. During training, there will be radio commercials airing on their local radio stations.

We have a 60 second spot on a local Los Angeles area television network, KABC, for 16 weeks beginning late August until November 23rd, hopefully generating more business.

Additionally, there are two other AM radio stations and another FM station that will be playing one minute commercials for DynoValve in the local areas where we will be training at these Ford dealerships. Most of these trainings will be in New Mexico, Lake Tahoe, and, perhaps, in Reno, Nevada. These will be the test beds, so if our campaigning is successful, we will then mimic this endeavor and move forward in other cities within the United States.

Besides Ford training, we are also bringing in two vehicles from the Los Angeles Police Department (“LAPD”). An appointment has already been scheduled with the City of Los Angeles. To our knowledge, they have around 150,000 vehicles. We believe they will introduce their Class 1 and 2 trucks which are their pickups and vans, to begin a pilot program.

There is also a police event in Fontana, CA where they test drive vehicles. Some police departments have actually chosen the Ford Interceptor which is going to be their brand new Ford Explorer, which the DynoValve does quite well on. We will receive two of these vehicles in the lab for DynoValve conversion. They will run these at the Fontana event track to see what the results are in comparison to their stock models. We are hoping this generates enough business to begin working with municipalities, and targeting the west coast police departments.

We are still currently doing installations for Con Edison in New York and New Jersey, as well as working with the EMTA. As a result of Hurricane Sandra, our efforts since the beginning of this year have declined due to damage and recovery efforts. However, it appears we are increasing speed and hopefully we’ll be back on track with Con Edison, which is a huge fleet as well as other large fleets on the east coast.

Our Company spokesperson, Lauren Fix AKA “The Car Coach,” has appeared on several local TV shows. With her recent appearance with John Stossel on Fox Business Channel, we received many calls as well as made several sales. Hopefully with her connections and her network of followers, we can obtain more sales.

“The DynoValve Pro Lite” is ready to go. This unit is very similar to the standard DynoValve Pro, with the exception of the oil separator, making it a much smaller unit since natural gas is much cleaner than diesel fuel. We are able to convert these, and we have some testing scheduled for Fullerton, CA School District for their co-generation plant as well as their school buses, which run on CNG (Compressed Natural Gas). This product is now being manufactured. We hope to take some of these test samples and begin installations and testing for results so we can introduce this to all CNG fleets out there. Most trucks and buses in California are now being converted to CNG. Hopefully, we will be able to hit that market and be able to offer the DynoValve Pro Lite CNG version. We also have a very large food supplier that is willing to lend some of their vehicles for testing.

If all goes well in the Middle East, it appears that Dyno Green Tech, LLC (“DGT “) as well as SavvyGreen would like to have an exclusive distribution agreement to supply to all of Africa, Russia, and Europe. We believe it is too premature to make a commitment at this time without seeing their success with the existing countries they are currently licensed for. Although, they’ve been extremely successful in a short period of time, so we are hopeful and looking forward to revisiting this again.

The goal of the Company is to try to spread ourselves with the DynoValve Pro Lite and DynoCap right now. Hopefully we will increase business in the US and be able to branch out completely in the Middle East as well as eventually promote in Europe and other countries. We are speaking with the Philippines on some potential agreements.

The DynoCap looks very promising because it reduces installation time and it becomes more compatible to 2 stroke engines, motorcycles, small bikes, or large polluting 2 stroke and diesel engines. It will be less expensive to introduce without worries of having to separate the oil or clean the oil because all we are doing is capturing the vapor and recycling it. We are hoping to make the DynoCap in a smaller version to fit 2 stroke vehicles.

It is estimated there were 248 million vehicles on the road in the US alone at the end of 2010. The average age of these vehicles is estimated by the National Automobile Dealers Association to be ten and a half years. The United States has been the biggest producer of CO2 emissions on the planet; producing 22% of the World’s emissions in 1995, expecting to total 15% by 2035, topped at that point by China’s 17% and Eastern Europe/former Soviet Unions’ 19%.

We at SaviCorp are doing everything we can to build our capabilities to service an expanding customer base and help clean up the planet one vehicle at a time.

DynoValve Overview

Dyno: an instrument designed to measure power, exhaust emissions, and fuel economy.

Valves: devices that regulate the flow of gases through apertures by opening and closing.

In the 1960's, the PCV system appeared on new American domestic cars. The PCV system allows gases to escape in a controlled manner from the crankcase of an internal combustion engine. We believe that our DynoValve products are the most significant advances in PCV valve technology since the first engine exhaust emission control system.

We also believe the DynoValve (gasoline) & DynoValve Pro (diesel) are the first and only electronically controlled PCV/Crankcase Oil Recovery Emission Control Systems available.

DynoValve

The DynoValve products are electronically controlled PCV/ Crankcase Oil Recovery Emission Control Systems (“COREC”). Independent test results by Environmental Testing Corporation, CEE, of California show that with DynoValve products, there is a reduction of all exhaust emissions, especially in nitrogen oxide (“NOx”) while simultaneously reducing fuel and oil consumption. There are currently two types of DynoValve products – DynoValve and DynoValve Pro.

DynoValve is a patented PCV valve and designed for use in automotive gasoline powered vehicles. The DynoValve replaces Original Equipment Manufacturer (“OEM”) PCV valves. DynoValve eliminates the vacuum problems associated with today’s standard PCV valves by optimally regulating the flow of engine blow-by-gases. This ventilation is accomplished with the use of an electronically controlled reprogrammable microprocessor. The electronically-controlled DynoValve regulates the flow of blow-by gases returning to the engine intake system, thereby improving fuel mileage and reducing hydrocarbons (HC), carbon monoxide (CO) and oxides of nitrogen (NOx) exhaust emissions.

DynoValve Pro

DynoValve Pro is a closed crankcase emission control and oil recovery system designed for diesel engines. It filters particles and oil droplets from the blow-by gases. The filtered gas is then returned to the air intake system of the crankcase and the filtered oil is returned to the engine crankcase. By recycling the crankcase emissions through DynoValve Pro, harmful gases and oil film that causes engine and environmental problems is filtered. Maintenance costs may be lowered with the reduction of oily residue that coats the engine and its components or the prevention of clogged radiators and air cleaners. DynoValve Pro helps engines operate at full efficiency while improving performance and lowering the costs of operation. We currently are seeking the required approvals from the Air Resources Board of the California Environmental Protection Agency to advertise, sell and install DynoValve Pro in California.

Both DynoValve and DynoValve Pro can regulate the flow of gases depending on engine speed. This is accomplished by designing the DynoValve products & IP to be electronically activated by using a reprogrammable microprocessor that processes data from the engines' revolutions per minute (RPM).

Both DynoValve and DynoValve Pro are available in various sizes and versions and can be installed by a mechanic in approximately 1 to 2 ½ hours.

The DynoValve products are an improvement on the current pollution positive crankcase ventilation   reduction controls, including the implementation of cleaner fuels and related hardware. While these measures have had the intended effect of reducing pollution causing emissions, they have not eliminated the emissions to an acceptable level. Our technology is more effective than passive systems currently in use, provides excellent fuel efficiency and virtually eliminates fugitive crankcase emissions. The goal of the Crankcase Ventilation System technology is to provide   a   more   aggressive   method   of emission   reduction that is not possible by passive   means and improves fuel efficiency.

Independent Testing

We have sought out and have received independent testing results, which to-date have been very encouraging and validated our claims. At our request, tests were conducted by California Environmental Engineering, a greater Los Angeles area based leading independent environmental testing firm, over the last eight years. Overall, California Environmental Engineering is a consulting firm specializing in the testing of environmental and engine instrumentation. California Environmental Engineering provided a written conclusion after testing that provides, in part: “We have evaluated the data from the test runs in the demonstration of the Crankcase Ventilation System. We can attest to the positive effect of the Crankcase Ventilation System.  In conclusion, the technology has demonstrated that it has both economic and environmental benefits". Additional testing has been done by KLD Environmental Consultations also with similar positive results.

Pricing

We have been selling DynoValves on a retail basis for $399, with some discounts given to early adopters and test clients. Installation fees typically run around $100. Wholesale prices have been in the $200 to $300 range.

Marketing Strategy

Our initial market segment focuses on developing and maintaining strategic partnering and marketing relationships with high profile, name-brand organizations. Initially, we will market through a select group of commercial retailers and focus to sign agreements with strategic partners or major commercialization partners. This will allow us to rapidly access our market through pre-existing relationships and to minimize overhead during the development of a sustainable revenue base.

In order to widen our market channels, we have and continue to implement an ongoing marketing campaign in parallel to our negotiation with major retail distributors and strategic partners so that we can respond effectively to the needs of the market while creating a direct access to its potential clients/and/or customers and insuring prompt delivery of our products. The target market will be local cities across the nation and major cities worldwide. As disclosed, we are also marketing our products directly to corporate fleets, municipalities, government entities and OEM’s.

We sell directly to retail customers and distributors. The targeted channels for this would be:

1.	OEM/Private Label.

The goal will be to establish strategic partnerships and marketing relationships with high profile, name brand organizations. We could private label, co-label or customize our products, allowing partners to rapidly penetrate their customer base by using their name and reputation.

2.	Catalog, Retail & OEM.

The goal will be to establish sales and marketing partnerships with compatible companies that directly sell and ship goods to consumers through catalog sales. This will be a further means of market penetration. Catalogs increase overall outreach into the marketplace, providing a venue in which products can be directly positioned against competition, and influence buyer awareness and acceptance on an extremely broad scale. We will work with catalog partners to stretch marketing and advertising budgets through co-op marketing means, including direct mail efforts.

3.	Direct Mail.

Ongoing direct mail will also be an important sales technique to further penetrate the consumer market once our product lines are established. By concentrating on magazine circulation research and mailing list data, we will be able to quickly pinpoint buyers, fine tune our message for specific demographic segments and maximize sales through advertising and direct mail. Also, using a third party order entry provider will ensure timely response and turnaround of prospect queries and orders and give the Company the flexibility to further increase sales.

4.	Internet.

Much of the work accomplished for direct mail and information distribution can be directly applied to the Company’s Web Site. This will make the products, Company, and technical information more cost effective and accessible in a timely fashion. It will also enable a more timely distribution of product information updates and potentially increase sales of our products. We plan to use social networking (i.e. Twitter, Facebook, etc.) as a way to further market our products. Currently we do have a small number of product sales generated from our website. See www.savicorp.com.

Suppliers

We currently have all of the production completed by His Divine Vehicle, a related entity owned by our CEO Serge Monros as determined by our licensing agreement with HDV.

Intellectual Property

We also own certain trademarks associated with the marketing of our products. DynoValve and DynoValve Pro have been registered with the US Patent and Trademark Office. We also claim copyright to certain white papers and marketing pieces. Due to our inability to generate commercial sales of our products, all patent costs were fully impaired in 2006.

The DynoValve products are the subject of several pending U.S. patent applications (US-2010/0076664-A1 and US-2010/0180872-A1) held by Serge V. Monros, Chief Executive Officer and Chairman of the Board of the Company. There are corresponding applications that have been filed in a number of foreign countries. HDV, an affiliate of Mr. Monros, manufactures the “DynoValve” and “DynoValve Pro” products based on these patent applications and then sells them to the Company for resale pursuant to the Product Licensing Agreement dated December 15, 2008, as amended on December 16, 2009. Under the Product Licensing Agreement, the price at which HDV sells the products to the Company is subject to change at any time upon written notice. The Company may determine the prices that it charges to its customers. The Product Licensing Agreement is non-exclusive and automatically renews on an annual basis provided certain sales volumes are achieved and the Company is otherwise not in breach. HDV may, after an applicable cure period, terminate the Product Licensing Agreement earlier if it believes that the Company is deficient in meeting its responsibilities. HDV may amend the Product Licensing Agreement at any time by giving notice to the Company, unless the Company objects within ten days of such notice.

As consideration for HDV entering into the Product Licensing Agreement, the Company agreed to issue to Mr. Monros and HDV, if and when available, an aggregate of 500 Million shares of Common Stock, 5 Million shares of Series A Preferred Stock and 5 Million shares of Series C Preferred Stock. In July, 2011, HDV and Mr. Monros entered into a revised licensing agreement which modified the prior consideration paid to an aggregate of 600 Million shares of Common Stock, 6.5 Million shares of Series A Preferred Stock and 2.5 Million shares of Series C Preferred Stock. In connection with this transaction, Mr. Monros waived $350,000 in accrued salary owed to him by the Company, and HDV waived $372,000 owed to it by the Company.

Mr. Monros has continued the process of preparing patent applications for the other versions of the DynoValve products & related IP. In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various international territories. The consideration for the agreement was guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment. The Company has entered into an agreement with Dyno Green Tech, LLC ("DGT") to sell the DynoValve products in the licensed territories. DGT had ordered 2,000 DynoValves as of 6/30/13. The DynoValves were shipped in the third quarter of 2013.

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

Passive crankcase ventilation systems have been available for many years and have been, in fact, a required emission-control system on certain vehicles. In addition, the Environmental Protection Agency is responsible for setting emissions standards that all vehicles must meet. These emissions standards must be met by all new vehicles produced, resulting in all car manufacturers developing technology to lower emissions and raise fuel efficiency.

In addition to car manufacturers, we compete against other companies that develop after-market products that lower emissions and/or increase fuel efficiency. Some of these competitors’ products include Racor’s CCV, Majestic SAFE-T-PRODUCTS Refilter™, Save the World Air, Inc’s Mark I ZEFS device and Indigo Electronics CVS for boats. We are aware of no direct competition with our DynoValve. There is competition indirectly with fuel saving products, from fuel additives to cigarette lighter plug devices. Here are some examples of competitors’ products:

1.	Racor Crankcase Ventilation Device: list price: $368.00; Parker Hannifin Corporation, Racor Division, Cleveland, Ohio 44124. Racor states: Racor CCV systems offer superior protection against contaminated crankcase blow-by and provide engine operators a highly effective solution. SaviCorp comment: no test results to compare with the DynoValve and our patented system provide superior oil coalescence and crankcase pressure control under the most severe conditions.

2.	Refilters™ device: Majestic Companies, Ltd. incorporated in Maryland. No data on the device exists online. According to EDGAR online, Refilters™ could be retrofitted to existing heavy-duty diesel engines. http://sec.edgar-online.com/majestic-safe-t-products-ltd/sb-2-securities-registration-small-business/2002/11 /12/section21.aspx

3.	Mark I ZEFS device: Save the World Air, Inc. Price: unknown. According to its manufacturer, the ZEFS devices create magnetic fields to reduce the size of the fuel molecules passing from the carburetor or center point fuel injector of the vehicle to the inlet manifold prior to combustion. This creates an atomization process that enhances the efficiency of combustion, which reduces harmful toxic emissions and increases fuel economy. ZEFS device has been granted a patent see United States Patent Application No. 10/275946. SaviCorp comment: Save the World Air Inc. makes Zero Emission Fuel Saver (ZEFS) technology that is intended to reduce tailpipe pollutants and increase fuel efficiency in gasoline and diesel-powered vehicles.

4.

RAND Corporation has conducted independent tests and cannot confirm the benefits of ZEFS. "RAND's analysis of laboratory testing data provided by Save the World Air that deals with the performance of the ZEFS device installed in vehicles found at best mixed results from the tests and therefore could not confirm the effectiveness of the technology in actual use," said Michael Toman, director of the Environment Energy and Economic Development program at RAND, which carried out the study.

5.	Atomic 4 AT-4CVS Crankcase Ventilation system device: Listed Price: Complete Retrofit Kit is $240.00 to $265.00 (Indigo Electronics, Williamsburg, VA 23185). The product (according to Indigo Electronics): eliminates Crankcase smoke completely with the system that Universal forgot!; easy one hour, "bolt on" installation, all necessary components included; eliminates fouling of carburetor air passages; and improves performance. SaviCorp comment: no test data to compare with DynoValve.

Government Regulations

We believe that we are in compliance with all applicable regulations that apply to our business as it is presently conducted. Our individual manufactured products, as such, are not subject to certification or approval by the U.S. Environmental Protection Agency or other governmental agencies domestically or internationally before they are sold. However, such agencies may test and certify a sample engine fitted with our devices before we are allowed to engage in certain activities, like selling or marketing our products in certain jurisdictions. For example, on September 10, 2010, the Air Resources Board of the California Environmental Protection Agency issued Executive Order D-677, permitting the advertisement, sales and installation of the DynoValve on certain gas-powered vehicles based on emissions test data generated on two vehicles. We intend to seek a similar order for DynoValve Pro. Our sales and marketing activities may be limited until we receive the necessary authorizations from the applicable environmental regulations.

Depending upon whether we manufacture or license our devices in the future and in which countries such devices are manufactured or sold, we may be subject to regulations, including environmental regulations at such time. However, we are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business. There also are no relevant environmental laws that require compliance by us that we have not complied with that may have a material effect on the normal operations of the business.

Employees

During 2007, we had consulting agreements with all management and staff members. We regularly utilize the services of consultants on an as-needed basis. As of December 31, 2012, the Company had 6 full time employees. In addition, we hire independent contractor labor on an as needed basis. Historically none of our employees belonged to a collective bargaining union. We have not experienced a work stoppage and historically our employee relations have been good.

RISKS RELATED TO BUSINESS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Risks Relating to Our Business:

We Have a Limited Operating History Upon Which You Can Base An Investment Decision.

Our company was formed on August 13, 2002, and through December 31, 2007 we had not sold any products and did not have any agreements for the sale of our products or licensing of our technology. Therefore we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales, if any. Furthermore, once we begin producing products for sale we may not be able to market our technology and products sufficiently to generate public interest in our goods. If only a small portion of the population decides to use our products, we will experience limits on our revenues and our ability to achieve profitability. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net operating losses of $3,840,851 for the year ended December 31, 2006 and $2,783,768 for the year ended December 31, 2007. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. To date we have not generated any revenues from our business activities. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

In their report dated September 13, 2013, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $259,231,178 during the period from inception, August 13, 2002, to December 31, 2007. In addition, at December 31, 2007, we were in a negative working capital position of $6,906,703 and had a stockholders' deficit of $6,876,585. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Many of Our Competitors are Larger and Have Greater Financial and Other Resources than We do and Those Advantages Could Make it Difficult for Us to Compete With Them.

The general market for our products and services is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

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

We Acquired Rights to Our Technology from One of the Founding Investors Without a Valuation Opinion or Arm’s Length Negotiations.

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

A Manufacturer's Inability to Produce Our Goods on Time and to Our Specifications Could Result in Lost Revenue and Net Losses.

While our new facility has limited manufacturing abilities, we will depend upon independent third parties, including His Diving Vehicle, an entity owned by our CEO, for the manufacture of substantially all of our products. Our products will be manufactured to our specifications by domestic or foreign manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of loss of sales of the product, if any sales could be made. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

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

Our Products may Infringe Upon the Intellectual Property Rights of Others and Resulting Claims Against Us Could be Costly and Require Us to Enter Into Disadvantageous License or Royalty Arrangements.

The automotive parts industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing upon known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and our attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of products and the numbers of features grow.

If We Are Unable to Retain the Services of Mr. Monros or If We Are Unable to Successfully Recruit Qualified Personnel, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Serge Monros, our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer. Loss of the services of Mr. Monros could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Monros. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

If We Become Subject to Additional Laws or Regulations Related to Our Products, We May Not Be Able to Continue Our Operations.

We are or may be subject to numerous federal, state, local and foreign laws and regulations governing our operations, including the handling, transportation and disposal of our products and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. Changes in environmental laws or the interpretation thereof or the development of new facts could also cause us to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations. We also may be subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties. The presence of contamination from such substances or wastes could also adversely affect our ability to utilize our leased properties. Compliance with environmental laws and regulations has not had a material effect upon our earnings or financial position; however, if we violate any environmental obligation, it could have a material adverse effect on our business or financial performance.

Risks Relating to the Cornell Financing Arrangement:

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of December 31, 2007, we had 1,045,456,564 shares of common stock issued and outstanding, secured convertible debentures issued in July, August and September 2006 outstanding that may be converted into a maximum of 823,333,333 shares of common stock and outstanding warrants to purchase 2,900,000,000 shares of common stock. In addition, we have an obligation pursuant to our securities purchase agreement entered into in July 2006, as amended, to issue additional debentures that may be converted into a maximum of 166,666,667 shares of our common stock based on then current market prices. All of the shares, including all of the shares issuable upon conversion of the secured convertible debentures and upon exercise of our warrants, may be sold without restriction, upon the effectiveness of a registration statement that the Company has contractual obligations to complete. The sale of these shares may adversely affect the market price of our common stock.

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

If Our Stock Price Falls Below $.003 Per Share We Will Be Required To Make Monthly Payments In Cash And If We Are Required for Any Other Reason to Repay Our Outstanding Secured Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Secured Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In July 2006, we entered into a securities purchase agreement for the sale of an aggregate of $2,970,000 principal amount of secured convertible debentures. Beginning the earlier of (i) the first business day of the month immediately following the month in which a registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock. We anticipate that we will make the monthly payments in shares of common stock, whenever possible. However, in the event that our stock price should fall below $0.003, we will be required to make such monthly payments in cash. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreement or related secured convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the debentures if the default is not cured within the specified grace period. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an Event of Default Occurs under the Securities Purchase Agreement dated July 10, 2006, as Amended, Secured Convertible Debentures or Security Agreement, the Investors Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreement dated July 10, 2006, as amended, we executed a security agreement in favor of the investor granting it a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements state that if an event of default occurs under the securities purchase agreement, secured convertible debentures or security agreement, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Series A and C Convertible Preferred Stock and the Issuance of Shares Upon Conversion of the Series A and C Convertible Preferred Stock Would Cause Immediate and Substantial Dilution to Our Existing Stockholders.

As of December 31, 2007, we had 1,045,456,564 shares of common stock issued and outstanding and series A and C convertible preferred stock that may be converted into 1,491,527,500 shares of our common stock. The issuance of shares upon conversion of the series A and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Officers And Directors Owned a Controlling Interest in Our Voting Stock And Investors Did Not Have Any Voice in Our Management.

As a result of ownership of stock options and convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 53.9% of our outstanding common stock as of December 31, 2007. As a result, these stockholders, acting together, had the ability to control substantially all matters submitted to our stockholders for approval, including:

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We currently lease our 40,000 square foot corporate headquarters located at 2530 South Birch Street, Santa Ana, CA 92707. Our telephone number at that office is (877) 611-7284 and our facsimile number is (714) 641-7113. The lease is for a one-year period with an annual lease payment of $110,000 and an annual extension option. We believe that these properties are adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On January 16, 2007, Serge Monros, the Company’s then chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego. Mr. Monros’ derivative suit alleged the following causes of action: (i) breach of fiduciary duty of loyalty; (ii) breach of fiduciary duty of care; (iii) unjust enrichment; (iv) conversion; (v) waste of corporate assets; and (vi) trade libel. This case was settled on 02/25/2008.

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

These two suits were settled on February 25, 2008. In reaching the settlement, no parties have made any admission of liability or wrongdoing. As part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopios have voluntarily waived accrued unpaid compensation and returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options. As consideration, the Company has agreed to a limited indemnification of the Procopios for certain transactions agreed-upon by the Procopios and the Company. The Procopios also waive any rights to the 4,000,000 Preferred A shares they previously pledged to Cornell Capital and the parties understand that Cornell Capital retains control of this stock.

In January 2007, Herrera Partners filed an arbitration claim against the Company in Harris County, Texas. Herrera Partners claim was for $63,700 for non-payment for services rendered. The suit was settled in January, 2009 and a payment schedule was agreed upon and paid.

On March 14, 2007, United Rentals filed a suit against the Company, Greg Sweeney, and Mario Procopio in Orange County Superior Court. United Rentals claim is for non-payment for services rendered. A judgment was entered in favor of United Rentals Northwest, Inc. and has been subsequently paid.

On or about July 28, 2011, SaviCorp, a Nevada corporation, formerly known as Savi Media Group, Inc. (the “Company”) entered into a Repayment Agreement (the “Repayment Agreement”) with YA Global Investments, L.P., a Cayman Islands exempt limited partnership formerly known as Cornell Capital Partners, L.P. (“YA Global”).

On or about July 10, 2006, the Company and YA Global, then known as Cornell Capital Partners, L.P., entered into a Securities Purchase Agreement which was subsequently amended and restated on August 17, 2006 (collectively the “SPA”) wherein the Company issued and sold to YA Global secured convertible debentures in the aggregate amount of approximately US$2,485,000 (collectively, the “Debentures”) and certain warrants (collectively the “Prior Warrants” and with the Debentures, the “Securities”) to purchase an aggregate of 2,900,000,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”).

In connection with the SPA, the Company and YA Global entered into ancillary agreements, including a Security Agreement, an Insider Pledge and Escrow Agreement, a Registration Rights Agreement, and other related documents (the SPA and such ancillary agreements are collectively referred to hereinafter as “Financing Documents”). Copies of the Financing Documents have been attached to the Company’s prior filings with the United States Securities and Exchange Commission (the “SEC”) and are hereby incorporated in their entirety by reference.

Pursuant to the terms of the Repayment Agreement, all of the Company’s obligations under the Financing Documents have been terminated in full.  Without limitation, all amounts otherwise due under the Debentures are deemed satisfied in full, the Prior Warrants are deemed cancelled, and any and all security interests granted by the Company in favor of YA Global pursuant to the Financing Documents have been extinguished, including the release of 4,000,000 shares of Series A Preferred Stock held in escrow.  In exchange for the foregoing, the Company delivered to YA Global: (i) a one-time cash payment of US$550,000; and (ii) new warrants to purchase up to 25,000,000 shares of Common Stock at an exercise price of $0.0119 (the “Current Warrants”). The Current Warrants expire on or about July 28, 2014. A copy of the Repayment Agreement and Current Warrants have been attached as exhibits to the Form 8-K filed August 2, 2011 and are hereby incorporated in their entirety by reference.

The Company received a letter from the Securities and Exchange Commission, Los Angeles Regional Office, dated May 9, 2011. The letter informed us that the SEC had entered into a “formal order of investigation” into “Savi Media Group, Inc.” The letter included a “Subpoena Duces Tecum,” meaning the Company was given a prescribed period of time to produce all requested documents and information contained in the subpoena. An index of the source of all such produced information and an authentication declaration were also to be supplied. The stated purpose of the investigation is a fact-finding inquiry to assist the SEC staff in determining if the Company has violated federal securities laws. The SEC states there is no implication of negativity or guilt at this stage of the investigation.

We initially hired the Los Angeles law firm of Troy Gould to represent us in the matter of this investigation. Pete Wilke, Esq. is currently handling this matter. As of the date of this filing, we believe we have provided all requested material to the SEC. Updates on the investigation will be supplied by supplemental filings hereto.

Status of prior private investment; $0 in 2007 (although HDV sold $13,000 of its shares), $1,000 in 2008 (although HDV sold $453,750 of its shares), $442,000 in 2009, $879,550 in 2010, $1,930,828 in 2011, $342,000 in the first calendar quarter of 2012 and $100,000 in the 2nd quarter of 2012. There is concern that these private placement securities sales were not made in compliance with applicable law (lack of material disclosure and/or failure to file securities sales notices as required by federal law).

In 2006, the Company issued shares for services valued at $611,768. There were issued shares for services valued at $1,416,060 in 2007; shares for services valued at $7,875 in 2008 and shares for services valued at $74,400 in 2009. We have no plans to offer rescission for these share issuances.

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our 2011 rescission offer, in terms of rescission offers accepted by shareholders, were very encouraging. We had one rescission offer acceptance and refunded $1,000.

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company has filed for dismissal and intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any liability.

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

	Fiscal Year 2006
	High	Low
First Quarter	$0.0400	$0.0100
Second Quarter	$0.0300	$0.0100
Third Quarter	$0.0200	$0.0100
Fourth Quarter	$0.0096	$0.0050

	Fiscal Year 2007
	High	Low
First Quarter	$0.0065	$0.0015
Second Quarter	$0.0019	$0.0008
Third Quarter	$0.0015	$0.0005
Fourth Quarter	$0.0020	$0.0003

HOLDERS

As of September 10, 2013, we had approximately 870 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, located at 1 University Plaza, Suite 505, in Hackensack, NJ 07601.

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

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2007, the Company issued the following:

In February 2007, the Board of Directors authorized the issuance of an aggregate of 218,350,000 shares of its common stock to 18 accredited and non-accredited investors for services rendered valued at an aggregate of $786,600 based on the market value at the date awarded. Additionally, in February 2007, the Company issued an aggregate of 200,000,000 shares of common stock to 5 individuals in consideration for advisory services rendered valued at $720,000. These shares issued for services were valued based on the closing stock price on the date of the award. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

In August 2007, Serge Monros, a Director, exercised 50,000,000 options for total consideration of $12,500.

Since 2007, the Board of Directors authorized the issuance of an aggregate of 1,885,018,272 shares of its common stock, 1,525,000 shares of its Preferred A shares and 10,355,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,772,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,562,918,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 568,500 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,261,214. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

The public entity we used to recapitalize was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood Entertainment Group, Inc., SaVi Media Group, Inc., and finally to SaviCorp.

Business Summary

Until 2011, we were considered a development stage enterprise because we had no significant operations, had not yet generated revenue from new business activities and were devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We had acquired all rights to "blow-by gas and crankcase engine emission reduction technology" which we intended to develop and market on a commercial basis.

This technology is an emission reduction device believed to reduce harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. Phase one testing at California Environmental Engineering indicated notable reduction in tailpipe emissions and Particulate Matter (PM) while improving fuel economy. The reductions were 5.1% in hydrocarbons, 5.1% in carbon monoxide, 5.5% in nitrogen oxides, while increasing fuel economy by 0.3%.

We currently have the right to market and distribute the DynoValve and DynoValve Pro products, which provides for increased fuel economy and reduced emissions in automotive applications for both new and existing vehicles and may be used in other non-automotive applications. Personal watercraft, small engine powered lawn equipment, and stand alone power generation engines are additional markets that we intend to develop. The technology may be sold internationally and we are pursuing opportunities simultaneously domestically and internationally. We have no immediate plans to develop additional products at this time.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions, and these differences may be material.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Convertible Notes - Derivative Financial Instruments

The convertible notes issued to Cornell Capital in 2006 and to Golden Gate Investors in 2005 have been accounted for in accordance with SFAS No. 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified that both the Golden Gate debenture and the Cornell Capital debenture have embedded derivatives. These embedded derivatives have been bifurcated from the host debt contract and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the convertible notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a lattice model with layered discounted probability-weighted cash flow methods.

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

1.

People - this includes a qualified board of directors, advisory board members, management, employees, shop personnel, Q.C., project managers, journeymen, welders, machinists, CNC operators, cad cam, shop planners, senior engineers, tool & design, maintenance personnel, calibrators & inspectors, sheet metal fabricators, deburring & finishing personnel, purchasers, transporters, CNC trainers and consultants, etc.;

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

People:

In August 2004 Savi Media Group was founded by Serge Monros and Mario Procopio. Serge Monros sold the Crankcase Ventilation technologies to Savi Media that he personally developed over the last 17 years. Mario Procopio was hired as the President, Chief Executive Officer and director with a mandate to acquire the initial funding for the planned projects and to assist in aggressively transforming us into an emerging research and development company in the field of automotive and diesel retrofitting and pollution control. In August 2004, enough capital was obtained to acquire a bulletin board company, pay off many of its existing debts, and begin to launch the varied projects of which the DynoValve is one of several projects.

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

During the years ended December 31, 2006 and 2007, we had limited operations and we expect to require additional cash of a minimum of approximately $3,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2007, we have not generated any revenue from operations. As of December 31, 2007, we have accumulated net losses in the development stage of $259,231,178 for the period from inception, August 13, 2002, to December 31, 2007. Additionally, at December 31, 2007, we are in a negative working capital position of $6,906,703 and had a stockholders' deficit of $6,876,585. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. We will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2007, we had limited operations and we expect to require additional cash of approximately $3,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2007, the Company had no current assets.

Total current liabilities were $6,906,703 as of December 31, 2007, consisting of convertible debt, net of $1,564,967, derivative liabilities of $2,330,267, accounts payable and accrued liabilities of $2,852,174, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $6,906,703 as of December 31, 2007.

We incurred net losses of $259,231,178 during the period from inception, August 13, 2002, to December 31, 2007. In addition, at December 31, 2007, we were in a negative working capital position and had a stockholders' deficit of $6,876,585. As a result, our independent registered public accounting firm, in its report dated September 13, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $231,981 per month, for the year ended December 31, 2007.

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

•	further implement our business plan;
•	obtain additional financing or refinancing as may be required; and
•	generate revenues.

We believe it is imperative that we raise an additional $5,000,000 of capital in order to implement our business plan. We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that we would have adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders.

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 will be advanced two business days prior to a registration statement being declared effective by the SEC. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors.

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

The debentures mature on the second anniversary of the date of issuance and bear interest at the annual rate of 10%. Holders may convert, at any time, any amount outstanding under the debentures into shares of our common stock at a conversion price per share equal to $0.013. Beginning the earlier of (i) the first business day of the month immediately following the month in which a registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted common stock.

We have the option, in our sole discretion, to settle the monthly mandatory redemption amount by (i) paying the investor cash in an amount equal to 115% of the monthly mandatory redemption amount, or (ii) issuing to the investor the number of shares of common stock equal to the monthly mandatory redemption amount divided by $0.007, provided, however, that in order for us to issue shares upon payment of the monthly mandatory redemption amount (A) a registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock shall be greater than the redemption conversion price (currently $0.007) as of the trading day immediately prior to the redemption date.   However, in the event that (A) a registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock is less than the redemption conversion price (currently $0.007) but is greater than $0.003, we shall have the option to settle mandatory redemptions by issuing to the investor the number of shares of common stock equal to the mandatory redemption amount divided by the default conversion price ($0.003).

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

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

ITEM 7. FINANCIAL STATEMENTS.

See Financial Statements beginning on F-1 this Annual Report on Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 14, 2011, SaviCorp (the "Company") dismissed Ham, Langston and Brezinam LLP ("HLB") as its independent public accounting firm and appointed M&K CPAS, PLLC ("M&K") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007.

HLB's reports on the Company's financial statements as of and for the fiscal years ended December 31, 2006 and December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, HLB did include an explanatory paragraph in its audit report relative to a going concern uncertainty for the years ended December 31, 2006 and 2005.

During the fiscal years ended December 31, 2005 and December 31, 2006 there were (i) no "disagreements" as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and HLB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HLB would have caused HLB to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided HLB with a copy of the disclosures it is making in this Form 10-K The Company requested that HLB furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made herein. A copy of HLB's letter dated September 19, 2013 is attached as Exhibit 99.1 hereto.

During the fiscal years ended December 31, 2007 and December 31, 2006 and the subsequent interim and annual periods through September 19, 2013, neither the Company nor anyone acting on its behalf has consulted with M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that M&K concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a "disagreement" or "reportable event" as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 8A - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of December 31, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following information sets forth the names of our officers and directors, their present positions with us, and their biographical information.

Names:	Ages	Officer Titles	Board of Directors
Serge Monros	62	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer	Director
Phil Pisanelli	65		Director
Rudy Rodriguez	61	Secretary and Treasurer	Director

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

Mr. Serge Monros has been the Chief Technology Officer and a director since August 2004. Since January, 2007, Mr. Monros has also served as the Chief Executive Officer. Since January, 2009, Mr. Monros has also served as the Chief Financial Officer. Since 2004, Mr. Monros has been the owner of His Divine Vehicle, a Santa Ana, California technology company.

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

Audit Committee

The Board of Directors was reconfigured in January, 2007. The previous members of the Audit Committee of the Board as of December 31, 2005 are no longer directors. The present Board has not appointed an Audit Committee. None of the current Board of Directors is qualified to serve as an “audit committee financial expert”, as defined in the Regulations of the Securities and Exchange Commission. Phil Pisanelli is our only “independent director”, as defined in the Regulations of the Securities and Exchange Commission.

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

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2007, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2007, 2006 and 2005 exceeded $100,000. Some of the salaries shown during 2006 and 2007 were accrued and were unpaid as of December 31, 2007:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

				Annual	Restricted	Options	Other
Name & Principal				Compen-	Stock	SARs	LTIP	All Other
Position	Year	Salary ($)	Bonus ($)	sation ($)	Awards($)	(#)	Payouts($)	Compensation
Mario Procopio	2007	12,000	-	12,000	-	-	-	-
Former CEO	2006	98,500	75,000	173,500	-	-	-	10,357
	2005	32,000	-	32,000	69,770,000	125,000,000	-	-

Kathy Procopio	2007	-	-	-	-	-	-	-
Former CFO	2006	54,000	-	54,000	-	-	-	-
	2005	-	-	-	40,000	-	-	-

Greg Sweeney	2007	120,000	-	120,000	360,000	-	-	-
Former CEO	2006	50,000	-	50,000	250	-	-	10,357
	2005	-	-	-	-	-	-	-

Serge Monros	2007	144,000	-	144,000	-	-	-	-
CEO, CFO	2006	144,000	75,000	219,000	-	-	-	10,357
	2005	-	-	-	-	-	-	-

Employment/Consultant Agreements

Greg Sweeney

Effective August 30, 2006, we entered into a consulting agreement with Greg Sweeney to serve as our Chief Executive Officer and President. Pursuant to the agreement, Mr. Sweeney receives a monthly salary of $10,000. In addition, Mr. Sweeney was entitled to receive bonuses and commissions based upon financing raised and operating targets. Additionally, Mr. Sweeney received 5 million shares of common stock upon execution of the agreement. Mr. Sweeney resigned as the CEO and President and Director as of February 18, 2008.

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

Option/Stock Appreciation Right Grants in 2007

None.

Aggregate Option/SAR Exercises in 2007 and December 31, 2007 Option Values

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of December 31, 2007, the number of and percent of our common stock beneficially owned by

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2007 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2007 have been exercised and converted.

Savi Media Group, Inc.
Related Parties
December 31, 2007

		Beneficially	Percent of
Name	Class	Owned(1)	Class(2)	Title or Nature of Relationship

Greg Sweeney	Common Stock	100,050,000	*	Former CEO/Director
2530 S. Birch Street
Santa Ana, California 92707

Phillip C. Scott	Common Stock	-	*	Former CFO
12707 High Bluff Drive, Suite 200
San Diego, CA 92130

Serge Monros (3)	Common Stock	762,162,906	48.15%	CEO/Director
2530 S. Birch Street
Santa Ana, California 92707

Phil Pisanell	Common Stock	11,000,000	*	Director
2530 S. Birch Street
Santa Ana, California 92707

Steve Botkin	Common Stock	56,100,000	5.37%	Former CIO/Director
2530 S. Birch Street
Santa Ana, California 92707

Rudy Rodriguez (4)	Common Stock	52,000,000	4.75%	COO/Director
2530 S. Birch Street
Santa Ana, California 92707

All Officers and Directors	Common Stock	981,312,906	53.90%
As a Group (6 persons)

Mario Procopio (5)	Common Stock	125,100,000	10.69%	Former CEO/Former Director
2530 S. Birch Street
Santa Ana, California 92707

Kathy Procopio (6)	Common Stock	657,002,300	38.82%	Wife of Former CEO/Former CFO
2530 S. Birch Street
Santa Ana, California 92707

G & K Automotive	Common Stock	100,000,000	9.57%
2530 S. Birch Street
Santa Ana, California 92707

Savi Media Group, Inc.
Related Parties (continued)
December 31, 2007

		Beneficially	Percent of
Name	Class	Owned(1)	Class(2)	Title or Nature of Relationship

His Divine Vehicle (7)	Common Stock	656,548,300	38.72%	Entity Related to Serge Monros
2530 S. Birch Street
Santa Ana, California 92707

New Creation Outreach, Inc. (7)	Common Stock	655,002,300	38.63%	Entity Related to Kathy Procopio
2530 S. Birch Street
Santa Ana, California 92707

Cornell Capital (8)	Common Stock	968,925,000	48.83%
101 Hudson Street, Suite 3700
Jersey City, NJ 07302

His Divine Vehicle	Preferred A	5,000,000	50.00%	Entity Related to Serge Monros

New Creation Outreach, Inc.	Preferred A	5,000,000	50.00%	Entity Related to Mario Procopio

His Divine Vehicle	Preferred C	1,500,000	30.52%	Entity Related to Serge Monros

New Creation Outreach, Inc.	Preferred C	1,500,000	30.52%	Entity Related to Kathy Procopio

Alexander M. Haig Jr.	Preferred C	500,000	10.17%	Advisory Board Member

Alexander P. Haig	Preferred C	500,000	10.17%	Advisory Board Member

Cyrus Incorporated	Preferred C	395,275	8.04%

Rudy Rodriguez	Preferred C	500,000	10.17%	COO/Director

* Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 1,045,456,564 common shares; 10,000,000 Preferred "A" Shares and 4,915,275 Preferred "C" Shares outstanding as of December 31, 2007.

(3)	Includes 75,000,000 shares of common stock underlying options. Also includes 30,164,606 shares of common stock, 500,000,000 shares of common stock underlying series A convertible preferred stock and 150,000,000 shares of common stock underlying series C convertible preferred stock owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.

(4)	Includes 2,000,000 shares of common stock, 50,000,000 shares of common stock underlying series C convertible preferred stock.

(5)	Includes 125,000,000 shares of common stock underlying options.

(6)	Includes 5,002,300 shares of common stock, 500,000,000 shares of common stock underlying series A convertible preferred stock and 150,000,000 shares of common stock underlying series C convertible preferred stock owned by New Creation Outreach, Inc., of which Mrs. Procopio is the Chief Executive Officer.

(7)	Includes 500,000,000 shares of common stock underlying series A convertible preferred stock and 150,000,000 shares of common stock underlying series C convertible preferred stock.

(8)	Includes the conversion of the principal amount of $2,470,000 plus accrued interest through 12/31/07 of $346,775 converting into common shares at the default conversion rate of $0.003. Excludes the exercise of all warrants that are out of the money as of 12/31/07.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 6,000,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2007, there were 1,045,456,564 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

We have engaged WorldWide Stock Transfer, LLC as independent transfer agent or registrar.

PREFERRED STOCK

We are authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2007, there were 10,000,000 shares of series A preferred stock issued and outstanding and 4,915,275 shares of series C preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Nevada.

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

The warrants issued to Cornell provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, (iii) we declare a dividend payment to the holders of our common stock or (iv) we take any other actions which would affect the amount of shares issuable to Cornell upon exercise of its warrants.

OPTIONS

We currently have 202,000,000 options outstanding, with 125 million options granted to Mario Procopio and 125 million to Serge Monros as additional consideration for the assignment of the patent and services provided to us, and two million options granted to Herrera Partners for additional consideration for contract CFO services. The options to Messrs. Procopio and Monros were granted on April 6, 2005, are exercisable starting July 6, 2005, and expire on April 6, 2008. The options are exercisable at the rate of $250 for every one million shares of common stock. Mr. Monros exercised 50 million options on March 6, 2007 for $12,500 in consideration. The options to Herrera Partners were issued on August 28, 2006, and expired on August 28, 2011 and had an exercise price of $0.01.

In addition, Gene-Cell, Inc. and Redwood Entertainment Group, Inc. periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 150 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates range from March, 2008 through July, 2012.

CONVERTIBLE SECURITIES

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on July 10, 2006, and amended on August 17, 2006, for the sale of $2,970,000 in secured convertible debentures and 2,900,000,000 warrants. This prospectus relates to the resale of the common stock underlying the secured convertible debentures and warrants. The investors are obligated to provide us with an aggregate of $2,970,000 as follows:

● $1,670,000 was disbursed on July 10, 2006;

● $200,000 was disbursed on August 17, 2006;

● $600,000 was disbursed on September 1, 2006; and

● $500,000 will be disbursed two business days prior to the effectiveness of a registration statement.

Accordingly, we received a total of $2,470,000 pursuant to the Securities Purchase Agreement.

The secured convertible debentures bear interest at 10% and mature two years from the date of issuance. Holders may convert, at any time, any amount outstanding under the secured convertible debentures into shares of our common stock at a conversion price per share equal to $0.013. Beginning the earlier of (i) the first business day of the month immediately following the month in which this registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock.

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

YA Global Investments L.P. issued a 5.0% Promissory Note (convertible upon default) on April 2, 2007 to the Company. The Note is due in 120 days on July 31, 2007. The aggregate principal amount of the Promissory Note is $15,000 with an interest rate of 5.0% per annum. The Promissory Note is convertible at any time after default at the lesser of the variable market price or the fixed conversion price .The shares of Common Stock are based on lesser of (a) the Conversion Price of $0.013 per share or (b) 92% of the average low bid VWAPs for the 30 Trading Days prior to the conversion date. At the Company’s election, it may, at any time after the issuance date, redeem the outstanding principal of the Debentures for cash or Common Stock at 100%.

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

As consideration for HDV entering into the Product License Agreement, the Company agreed to issue to Mr. Monros and HDV, if and when available, an aggregate of 500 Million shares of Common Stock, 5 Million shares of Series A Preferred Stock and 5 Million shares of Series C Preferred Stock. In July, 2011, HDV and Mr. Monros entered into a revised licensing agreement which modified the prior consideration paid to an aggregate of 600 Million shares of Common Stock, 6.5 Million shares of Series A Preferred Stock and 2.5 Million shares of Series C Preferred Stock. In connection with this transaction, Mr. Monros waived $350,000 in accrued salary owed to him by the Company, and HDV waived $372,000 owed to it by the Company.

Mr. Monros has continued the process of preparing patent applications for the other versions of the DynoValve products & related IP. In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various internationally territories. The consideration for the agreement was a guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment.

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

We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, filed March 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (the “Commission”) on June 27, 2005 and incorporated herein by reference.

3.2	Amendment to the Articles of Incorporation, as amended and restated, filed April 22, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference

3.3	Certificate of Designation of Series A Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.4	Certificate of Designation of Series B Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.5	Certificate of Designation of Series C Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.6	By-laws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

4.1	Securities Purchase Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.2	Secured Convertible Debenture issued to Cornell Capital Partners, L.P., dated July 10, 2006, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.3	Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.4	Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.5	Warrant to purchase 300,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.6	Warrant to purchase 200,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.7	Warrant to purchase 150,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.8	Warrant to purchase 100,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference

4.9	Warrant to purchase 60,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.10	Warrant to purchase 40,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.11	Warrant to purchase 30,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.12	Warrant to purchase 20,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.13	Registration Rights Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.14	Security Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.15	Pledge and Escrow Agreement, dated July 10, 2006, by and among Savi Media Group, Inc., Cornell Capital Partners L.P., New Creation Outreach, Inc. and David Gonzalez, Esq. as escrow agent., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

10.1	Agreement, dated as of April 6, 2005, by and between the Company and His Divine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

10.2	Agreement, dated as of June 17, 2005, amending the April 6, 2005 agreement between the Company and His Divine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.1	Letter from previous principal accountants, Ham, Langston & Brezina, LLP

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $15,000 and $43,500, respectively.

Audit Related

Our auditors billed us $25,000 and $25,000 for audited related work during fiscal years 2007 and 2006, respectively.

Tax Fees

Our auditors billed us $0 and $0 for tax related work during fiscal years 2007 and 2006, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2007 or 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: September 19, 2013	By: /s/ SERGE MONROS
Serge Monros
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Chief Technology Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Position	Date

/s/ SERGE MONROS Serge Monros	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Director	September 19, 2013

/s/ PHIL PISANELLI Phil Pisanelli	Director	September 19, 2013

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Chief Operating Officer and Director	September 19, 2013

SAVICORP
A Corporation in the Development Stage
TABLE OF CONTENTS

Page(s)

Reports of Registered Independent Public Accounting Firms	F-2 - F-3

Balance Sheets at December 31, 2007 and 2006	F-4

Statements of Operations for the years ended December 31, 2007 and 2006,and for the period from inception, August 13, 2002, to December 31, 2007	F-5

Statement of Stockholders' Deficit for the period from inception, August 13, 2002, to December 31, 2007	F-6 to F-8

Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the period from inception, August 13, 2002, to December 31, 2007	F-9

Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

SaviCorp

(A Development Stage Corporation)

We have audited the accompanying balance sheet of SaviCorp (A Development Stage Corporation) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders' deficit and cash flows for the twelve month period then ended. The financial statements for the period ended December 31, 2006 were audited by other auditors whose report expressed an unqualified opinion on the financial statements. The financial statements for the period from August 13, 2002 (inception) to December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaviCorp as of December 31, 2007 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated net losses in the development stage, has negative working capital, and has a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

September 19, 2013

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors

SaviCorp

We have audited the accompanying balance sheet of SaviCorp (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from inception, August 13, 2002, to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaviCorp as of December 31, 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception, August 13, 2002, to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

April 16, 2007

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

December 31, 2006 and 2007

	December 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$–	$1,088

Total current assets	–	1,088

Equipment, net of accumulated depreciation of $0 and $50,194	–	202,401
Deferred financing costs	30,118	86,371

Total assets	$30,118	$289,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$–	$3,631
Convertible debt, net of unamortized discount of $920,033 and $1,764,136	1,564,967	705,864
Accounts payable and accrued liabilities	2,519,388	822,282
Related party accounts payable	332,786	59,935
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	83,371	3,459,980
Derivative liabilities - warrants	2,246,896	16,101,795

Total current liabilities	6,906,703	21,312,782

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,10,000,000 shares authorized, issued and outstanding	10,000	10,000
Series B convertible preferred stock; $0.001 par value,10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value,10,000,000 shares authorized, 4,915,000 issued and outstanding	4,915	4,915
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 1,045,456,564 and 602,106,564 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,045,457	602,107
Change in accounting principle	658,128
Additional paid-in capital	250,636,093	249,630,380
Losses accumulated during the development stage	(259,231,178)	(271,270,324)

Total stockholders' deficit	(6,876,585)	(21,022,922)

Total liabilities and stockholders' deficit	$30,118	$289,860

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006 and for the Period

From Inception, August 13, 2002, to December 31, 2007

			Inception to
	December 31, 2007	December 31, 2006	31-Dec-07

Operating costs and expenses:
General and administrative expenses	$2,572,845	$2,687,031	$251,927,317
Research and development	210,923	1,153,820	1,664,686
Loss from operations	$(2,783,768)	$(3,840,851)	$(253,592,003)

Other income and (expenses):
Interest income	–	157	175
Gain on settlement	348,881	–	545,914
Cost of rescission	–	–	(43,074)
Cost of recapitalization	–	–	(273,987)
Goodwill impairment	–	–	(541,101)
Impairment of property and equipment	–	(235,299)	(235,299)
Impairment of patent rights	–	(38,500)	(38,500)
Change in fair value of financial instruments	16,539,964	27,579,380	44,308,883
Loss on debt extinguishment	–	(492,464)	(492,464)
Interest expense	(1,132,271)	(45,842,924)	(47,936,062)
Registration rights expense	(933,660)	–	(933,660)

Total other income and (expenses), net	14,822,914	(19,029,650)	(5,639,175)

Net profit (loss)	$12,039,146	$(22,870,501)	$(259,231,178)

Weighted average shares outstanding	965,710,263	403,200,197
Weighted average shares outstanding-diluted	5,557,237,763	403,200,197

Net profit (loss) per common share - basic	$0.01	$(0.06)
Net profit (loss) per common share - dilutive	$0.00	$(0.06)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2007

												Losses
									Change			Accumulated
									in	Additional		During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Stage	Total
Balance at inception, August 13, 2002	–	$–	–	$–	–	$–	–	$–	$–	$–	$–	$–	$–

Initial contribution to establish Energy Resource Management, Inc.	–	–	–	–	–	–	–	–	–	1,020	–	–	1,020

Recapitalization on August 26, 2002	–	–	–	–	–	–	5,335	5	–	(5)	–	–	–

Common stock issued in exchange for consulting services	–	–	–	–	–	–	1,086	1	–	2,233,149	(1,030,917)	–	1,202,232

Net Loss	–	–	–	–	–	–	–	–	–	–	–	(1,555,838)	(1,555,838)

Balance at December 31, 2002	–	$–	–	$–	–	$–	6,421	$6	$–	$2,234,164	$(1,030,917)	$(1,555,838)	$(352,586)

Recognition of deferred compensation under consulting agreements	–	–	–	–	–	–	–	–	–	–	1,030,917	–	1,030,917

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	4,180	4	–	154,996	–	–	155,000

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	1,200	1	–	170,055	–	–	170,056

Common stock issued in exchange for extension of acquisition agreement	–	–	–	–	–	–	110	–	–	4,400	–	–	4,400

Common stock issued as a contribution to a related charitable organization	–	–	–	–	–	–	2,280	3	–	91,197	–	–	91,200

Common stock issued to escrow for acquisition of DreamCity	–	–	–	–	–	–	8,000	8	–	359,992	–	–	360,000

Interest recognition on loan from stockholder	–	–	–	–	–	–	–	–	–	6,209	–	–	6,209

Net loss	–	–	–	–	–	–	–	–	–	–	–	(1,999,913)	(1,999,913)

Balance at December 31, 2003	–	$–	–	$–	–	$–	22,191	$22	$–	$3,021,013	$–	$(3,555,751)	$(534,716)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2007

												Losses
									Change			Accumulated
									in	Additional		During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Stage	Total
Balance at December 31, 2003	–	$–	–	$–	–	$–	22,191	$22	$–	$3,021,013	$–	$(3,555,751)	$(534,716)

Common Stock issued for acquisition of patent rights	5,000,000	5,000	–	–	–	–	5,100,000	5,100	–	(10,100)	–	–	–

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	39,600,000	39,600	–	403,125	–	–	442,725

Common stock issued in payment of legal fees	–	–	–	–	–	–	252,000	252	–	49,748	–	–	50,000

Special dividend to certain major stockholders in Gene-Cell, Inc.	–	–	–	–	–	–	5,000,000	5,000	–	(5,000)	–	–	–

Common and preferred stock issued in exchange for consulting services and employee compensation	5,000,000	5,000	–	–	–	–	31,926,240	31,926	–	106,196,089	–	–	106,233,015

Common stock issued to repay debt	–	–	–	–	–	–	5,002,000	5,002	–	94,998	–	–	100,000

Common stock issued to round stock splits	–	–	–	–	–	–	45,336	45	–	(45)	–	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	(106,417,974)	(106,417,974)

Balance at December 31, 2004	10,000,000	$10,000	–	$–	–	$–	86,947,767	$86,947	$–	$109,749,828	$–	$(109,973,725)	$(126,950)

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	22,150,950	22,151	–	374,409	–	–	396,360

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	6,060,000	6,060	42,828,835	42,829	–	105,491,829	–	–	105,540,718

Common stock issued upon exercise of stock warrants	–	–	–	–	–	–	244,763	245	–	268,935	–	–	269,180

Common stock issued for conversion of notes payable	–	–	–	–	–	–	42,215,361	42,215	–	27,353	–	–	69,568

Return and cancellation of shares	–	–	–	–	–	–	(6,466,700)	(6,467)	–	6,467	–	–	–

Common stock issued to escrow for debt conversions and warrant exercises	–	–	–	–	–	–	21,190,000	21,190	–	(21,190)	–	–	–

Issuance of compensatory stock options to Chief Executive Officer	–	–	–	–	–	–	–	–	–	31,250,000	–	–	31,250,000

Net Loss	–	–	–	–	–	–	–	–	–	–	–	(138,426,088)	(138,426,088)

Balance at December 31, 2005	10,000,000	$10,000	–	$–	6,060,000	$6,060	209,109,976	$209,110	$–	$247,147,631	$–	$(248,399,823)	$(1,027,022)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2007

												Losses
									Change			Accumulated
									in	Additional		During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Stage	Total
Balance at December 31, 2005	10,000,000	$10,000	–	$–	6,060,000	$6,060	209,109,976	$209,110	$–	$247,147,631	$–	$(248,399,823)	$(1,027,022)

Common stock issued for cash under Regulation D offering	–	–	–	–	395,275	395	600,000	600	–	529,237	–	–	530,232

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	1,000,000	1,000	7,125,000	7,125	–	603,643	–	–	611,768

Common stock issued upon exercise of stock options/warrants	–	–	–	–	–	–	389,540	389	–	425,577	–	–	425,966

Common stock issued for conversion of notes payable	–	–	–	–	–	–	162,049,548	162,050	–	(115,415)	–	–	46,635

Return and cancellation of shares	–	–	–	–	(1,000,000)	(1,000)	–	–	–	1,000	–	–	–

Common stock issued/(returned) to/(from) escrow for debt conversions and warrant exercises	–	–	–	–	–	–	(21,167,500)	(21,167)	–	21,167	–	–	–

Shares Issued for Debt Extinguishment	–	–	–	–	–	–	60,000,000	60,000	–	750,000	–	–	810,000

Shares issued for Debt Commitment	–	–	–	–	–	–	30,000,000	30,000	–	420,000			450,000

Conversion of Preferred C for Common	–	–	–	–	(1,540,000)	(1,540)	154,000,000	154,000	–	(152,460)	–	–	–

Net Loss	–	–	–	–	–	–	–	–	–	–	–	(22,870,501)	(22,870,501)

Balance at December 31, 2006	10,000,000	$10,000	–	$–	4,915,275	$4,915	602,106,564	$602,107	$–	249,630,380	$–	(271,270,324)	$(21,022,922)

Change in accounting principle	–	–	–	–	–	–	–	–	658,128	–	–	–	658,128

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	393,350,000	393,350	–	1,022,710	–	–	1,416,060

Common stock issued upon exercise of stock options/warrants	–	–	–	–	–	–	50,000,000	50,000	–	(37,500)	–	–	12,500

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	20,503	–	–	20,503

Net Profit	–	–	–	–	–	–	–	–	–	–	–	12,039,146	12,039,146

Balance at December 31, 2007	10,000,000	$10,000	–	$–	4,915,275	$4,915	1,045,456,564	$1,045,457	$658,128	250,636,093	$–	(259,231,178)	$(6,876,585)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006 and for the Period

From Inception, August 13, 2002, to December 31, 2007

			Inception to
	December 31, 2007	December 31, 2006	31-Dec-07
Cash flows from operating activities:
Net Profit (loss)	12,039,146	(22,870,501)	(259,231,178)
Adjustments to reconcile net profit (loss) to net cash used by operating activities:
Gain on settlement	(630,881)	–	(827,914)
Impairment of goodwill	–	–	541,101
Impairment of property and equipment	185,657	235,299	420,956
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Compensatory common and preferred stock issuances	1,416,060	611,768	213,971,617
Compensatory option issuances	–	–	31,250,000
Interest imputed on non-interest bearing note from a stockholder	20,503	–	27,757
Interest expense recognized on issuance and through accretion of discount on LT debt	866,941	45,756,761	47,569,747
Change in fair value of financial instruments	(16,539,963)	(27,579,380)	(44,308,882)
Loss on extinguishment of debt	–	492,464	492,464
Impairment of patent rights	2	38,500	38,502
Common stock issued for rescission agreement	–	–	43,074
Common stock issued to pay accounts payable	–	–	50,000
Depreciation expense	625	49,152	50,819
Changes in Operating Assets and Liabilities:
Accrued registration rights expense	933,660	–	933,660
Changes in related party accounts payable	335,351	–	335,351

Changes in accounts payable and accrued Liabilities	1,360,442	850,769	2,288,476
Net cash used by operating activities	(13,457)	(2,415,168)	(3,847,313)

Cash flows from investing activities:
Acquisition of equipment	–	(481,644)	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used by investing activities	–	(481,644)	(526,394)

Cash flows from financing activities:
Bank overdraft	(3,631)	3,631	–
Proceeds from stockholder advances	–	–	49,672
Net proceeds from convertible debt	–	2,104,040	2,154,040
Proceeds from note payable	15,000	–	157,500
Proceeds from warrant exercise and deposit for warrant exercise	–	402,161	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common stock	–	387,732	1,382,937
Net cash provided by financing activities	11,369	2,897,564	4,373,707
Net increase (decrease) in cash and cash equivalents	(1,088)	752	–
Cash and cash equivalents at beginning of year	1,088	336	–
Cash and cash equivalents at end of year	–	1,088	–

The accompanying notes are an integral part of the financial statements

SAVI CORP

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006 and for the Period

From Inception, August 13, 2002 to December 31, 2007

1.	Organization and Significant Accounting Policies

SaviCorp (the "Company") is a Nevada Corporation that has acquired rights to "blow-by gas and crankcase engine emission reduction technology" which it intends to develop and market on a commercial basis. The technology is a relatively simple gasoline and diesel engine emission reduction device that the Company intends to sell to its customers for effective and efficient emission reduction and engine efficiency for implementation in both new and presently operating automobiles. The Company is considered a development stage enterprise because it currently has no significant operations, has not yet generated revenue from new business activities and is devoting substantially all of its efforts to business planning and the search for sources of capital to fund its efforts.

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

The non-operating public shell used to recapitalize the Company was originally incorporated as Becniel and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood Entertainment Group, Inc., SaVi Media Group, Inc., and finally its current name SaviCorp.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2007 and $1,088 as of December 31, 2006.

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

Valuation of Derivatives

Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) established financial accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The convertible debentures issued to Golden Gate Investors on May 5, 2005 and to Cornell Partners in 2006 are subject to derivative accounting under SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." A model was developed that values the compound embedded derivatives within the convertible notes and associated freestanding warrants. The embedded derivatives are valued using a lattice model which incorporates a probability weighted discounted cash flow methodology. This model is based on future projections of the various potential outcomes. The model analyzed the underlying economic factors that influenced which likely events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). The primary factors driving the economic value of the embedded derivatives are stock price, stock volatility, whether the Company has obtained a timely registration, an event of default, and the likelihood of obtaining alternative financing. The warrants issued with the convertible debt are a freestanding derivative financial instrument. Using a lattice model with a probability weighted exercise price, the fair value of the derivative was computed at inception and at each reporting period and are recorded as a derivative liability.

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

Profit/Loss Per Share

Basic and diluted net profit or loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options, warrants and convertible preferred stock that were outstanding during 2006 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the year ended December 31, 2006. See Note 12 for a discussion of potentially dilutive instruments.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155: (1) permits an entity to make an irrevocable election to measure any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation at fair value in its entirety, with changes in fair value recognized in earnings; (2)clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 effective January 1, 2007. FIN 48 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No .87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. If in the last quarter of the preceding fiscal year an employer enters into a transaction that results in a settlement or experiences an event that causes a curtailment of the plan, the related gain or loss pursuant to Statement 88 or 106 is required to be recognized in earnings that quarter. The adoption of SFAS 158 will not have a material impact on the Company’s financial position or results of operations.

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

Change in Accounting Principle for Registration Payment Arrangements. In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies , which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our July 2006 financing (the “July 2006 Registration Payment Arrangement”). As of January 1, 2007 and December 31, 2007, management determined that it was probable that we would have payment obligation under the July 2006 Registration Payment Arrangement; therefore, the Company accrued a contingent obligation of $340,860 as required under the provisions of FSP EITF 00-19-2. In addition, the compound embedded derivative liability associated with the July 2006 Financing was adjusted to eliminate the registration payment arrangement and the comparative financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The cumulative effect of this change in accounting principle adjusted retained earnings as of December 31, 2006 by $658,129. The following financial statement line items for the twelve months ended December 31, 2006 were affected by the change in accounting principle. In addition, under EITF 00-19, the Company would not book the contingent registration rights payment payable.

As of
December 31, 2006
Under EITF 00-19
Income Statement Impacts
Change in value of CED	2,871,934
Amortization of Discount	117,504
Balance Sheet Impacts
Discount on Note	1,764,136
Derivative Liability	3,459,979

Under EITF 00-19-02
Income Statement Impacts
Change in value of CED	2,302,219
Amortization of Discount	112,211
Balance Sheet Impacts
Discount on Note	1,730,720
Derivative Liability	2,768,435

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2007, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $259,231,178 for the period from inception, August 13, 2002, to December 31, 2007. At December 31, 2007, the Company is in a negative working capital position of $6,906,703 and has a stockholders' deficit of $6,876,585. Additionally, as of December 31, 2007 the Company faced substantial challenges to future success as follows:

•	The Company is delinquent on critical liabilities such as payments to key consultants.
•	The Company failed to comply with the terms of the agreement under which it obtained the rights to certain technology that was expected to become the basis for the Company’s future success and is subject to losing rights to such technology.
•	The Company was in default of its registration rights agreement with the investor in its long-term debt. Such default and the Company’s inability to fund its ongoing operations increase the likelihood that the investor could seize its assets to partially satisfy the debt or find another operator of those assets.

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

Subsequent to the acquisition, the Company changed its name from Redwood Entertainment Group, Inc. to SaVi Media Group, Inc. Serge Monros changed the name of the entity in which he holds the patents to His Divine Vehicle, Inc. (“HDVI”). Further discussions between the Company and Serge Monros led to a September 1, 2004 agreement (the "Agreement") under which the Company acquired 100% of the rights to various patents (the "Patents") owned by Serge Monros. The Agreement was amended and modified on December 30, 2004 and again on April 6, 2005. The most important patented technology, for which the Company acquired rights, was technology to produce a relatively simple gasoline and diesel engine emission reduction device that the Company intends to sell to manufacturers of new vehicles and owners of presently operating automobiles.

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

4.	Property and Equipment

Property and equipment at December 31, 2007 and 2006, consisted of the following:

	Life	2007	2006

Furniture and fixtures	3-5 years	$–	$17,503
Machinery and equipment	5 years	–	235,092

		–	252,595
Less accumulated depreciation		–	(50,194)

		$–	$202,401

Depreciation expense, for the years ended December 31, 2007 and 2006, was $625 and $49,152, respectively. At December 31, 2006, the Company reviewed the carrying value of property and equipment and recognized a impairment write-down of $235,299. Management’s belief that certain equipment would have to be sold to support operations and the Company’s inability to demonstrate future positive cash flows from operations were the basis for the write-down.

During 2007, the Company was in violation of its licensing agreement and forfeited the remaining machinery and equipment to His Divine Vehicle. The Company was also in default under its lease agreement and forfeited its furniture and fixtures to their landlord as payment in full. The Company recorded a gain on settlement of $348,881.

5.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities, at December 31, 2007 and 2006, consisted of the following:

	2007	2006

Trade accounts payable	$174,853	$330,957
Related party accounts payable	332,786	59,935
Accrued professional fees	–	50,000
Accrued wages payable	1,028,986	232,350
Accrued registration rights penalties	933,660	–
Accrued interest expense	381,889	149,040

	$2,852,174	$822,282

6.	Accounts Payable and Accrued Liabilities – Related Party

Accounts payable and accrued liabilities to a related party of $59,935, at December 31, 2006 represents amounts due to His Divine Vehicle, Inc, ("HDV", a company owned by the Company’s chief technology officer who is also a major stockholder). The amounts due HDV are primarily related to actual and estimated research and development activities that were paid by HDV on behalf of the Company. The amounts due at December 31, 2007 is $332,786 to HDV.

7.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

8.	Long-Term Debt

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 would be advanced two business days prior to a registration statement being declared effective by the SEC. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors totaling $1,016,942. Following is an analysis of the proceed received and related fees and expenses paid with such proceeds.

Gross amount received – contractual balance	$2,470,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,104,040

Following is an analysis of long-term debt at December 31, 2007:

Contractual balance	$2,470,000
Less unamortized discount	(920,033)

Convertible debt	$1,549,967

The secured convertible debentures bear interest at 10% and mature two years from the date of issuance. Holders may convert, at any time, any amount outstanding under the secured convertible debentures into shares of the Company’s common stock at a conversion price per share equal to $0.013 beginning the earlier of (i) the first business day of the month immediately following the month in which a registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock.

The Company has the option, at its sole discretion, to settle the monthly mandatory redemption amount by (i) paying the investor cash in an amount equal to 115% of the monthly mandatory redemption amount, or (ii) issuing to the investor the number of shares of the Company’s common stock equal to the monthly mandatory redemption amount divided by $0.007, which is known as the redemption conversion price, provided, however, that in order the Company to issue shares upon payment of the monthly mandatory redemption amount (A) this registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock shall be greater than the redemption conversion price as of the trading day immediately prior to the redemption date. However, in the event that (A) this registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock is less than the redemption conversion price but is greater than $0.003, which is known as the default conversion price, we shall have the option to settle the monthly mandatory redemption amount by issuing to the investor the number of shares of common stock equal to the monthly mandatory redemption amount divided by the default conversion price. Accordingly, the secured convertible debentures may be converted into a maximum of 990,000,000 shares of our common stock.

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

The Company has the right, at its option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date provided that the closing bid price of the Company’s common stock, is less than $0.013 at the time of the redemption. In the event of a redemption, the Company is obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. In 2006, the registration rights agreement constitutes a derivative financial instrument that has been incorporated in the derivative liability valued at $3,459,980 in the accompanying balance sheet. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2007 at $933,660.

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

During the year ended December 31, 2006, the Company issued 395,275 shares of Series C Preferred Stock to satisfy this note and raised additional cash proceeds of $381,730.

10.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Net income/(loss) before income taxes	$12,039,146	$(22,870,501)

The components of the Company's deferred tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets
Liabilities
Loss carry-forwards	$1,781,724	$2,690,919
Valuation allowance	(1,781,724)	(2,690,919)
	$–	$–

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss, for the years ended June 30, 2007 and 2006, is as follows:

	2007	%	2006	%

Benefit for income tax at federal statutory rate	$5,240,364	34.0%	$7,775,970	34.0%

Non deductible interest expense and change in
value of derivative financial instruments	15,708,772	101.9	(6,180,290)	(27.0)

Non-deductible stock based compensation	(1,416,060)	(9.2)	(208,001)	(0.9)

Non-deductible gain/loss on debt extinguishment	630,881	4.1	(167,468)	(0.7)

Impairment of Fixed Assets	(185,657)	(1.2)

Change in valuation allowance	(19,978,250)	(129.6)	(1,220,192)	(5.4)

	–	–	–	–

At December 31, 2007, for Company had generated US net operating loss carry-forwards of approximately $5,240,364 which will expire in various years between 2011 and 2026. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At December 31, 2007 and December 31, 2006, the Company has no uncertain tax positions.

11.	Commitments and Contingencies

Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On January 16, 2007, Serge Monros, the Company’s then chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego. Mr. Monros’ derivative suit alleged the following causes of action: (i) breach of fiduciary duty of loyalty; (ii) breach of fiduciary duty of care; (iii) unjust enrichment; (iv) conversion; (v) waste of corporate assets; and (vi) trade libel.

On January 25, 2007, Mario Procopio filed a derivative suit on behalf of the Company naming the Company and Serge Monros in the Superior Court of the State of California for the County of Orange. Mr. Procopio’s derivative suit alleged the following causes of action: (i) breach of contract; (ii) promise without intent to perform; (iii) breach of fiduciary duty; (iv) rescission; (v) intentional misrepresentation; (vi) negligent misrepresentation; and (vii) conversion.

These two suits were settled on February 25, 2008. In reaching the settlement, no parties have made any admission of liability or wrongdoing. As part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopios have voluntarily waived accrued unpaid compensation and returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options. As consideration, the Company has agreed to a limited indemnification of the Procopios for certain transactions agreed-upon by the Procopios and the Company. The Procopios also waive any rights to the 4,000,000 Preferred A shares they previously pledged to Cornell Capital and the parties understand that Cornell Capital retains control of this stock.

In January 2007, Herrera Partners filed an arbitration claim against the Company in Harris County, Texas. Herrera Partners claim was for $63,700 for non-payment for services rendered. The suit was settled in January, 2009 and a payment schedule was agreed upon and paid.

On March 14, 2007, United Rentals filed a suit against the Company, Greg Sweeney, and Mario Procopio in Orange County Superior Court. United Rentals claim is for non-payment for services rendered. A judgment was entered in favor of United Rentals Northwest, Inc. and subsequently paid.

On or about July 28, 2011, SaviCorp, a Nevada corporation, formerly known as Savi Media Group, Inc. (the “Company”) entered into a Repayment Agreement (the “Repayment Agreement”) with YA Global Investments, L.P., a Cayman Islands exempt limited partnership formerly known as Cornell Capital Partners, L.P. (“YA Global”).

On or about July 10, 2006, the Company and YA Global, then known as Cornell Capital Partners, L.P., entered into a Securities Purchase Agreement which was subsequently amended and restated on August 17, 2006 (collectively the “SPA”) wherein the Company issued and sold to YA Global secured convertible debentures in the aggregate amount of approximately US$2,485,000 (collectively, the “Debentures”) and certain warrants (collectively the “Prior Warrants” and with the Debentures, the “Securities”) to purchase an aggregate of 2,900,000,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”).

In connection with the SPA, the Company and YA Global entered into ancillary agreements, including a Security Agreement, an Insider Pledge and Escrow Agreement, a Registration Rights Agreement, and other related documents (the SPA and such ancillary agreements are collectively referred to hereinafter as “Financing Documents”). Copies of the Financing Documents have been attached to the Company’s prior filings with the United States Securities and Exchange Commission (the “SEC”) and are hereby incorporated in their entirety by reference.

Pursuant to the terms of the Repayment Agreement, all of the Company’s obligations under the Financing Documents have been terminated in full. Without limitation, all amounts otherwise due under the Debentures are deemed satisfied in full, the Prior Warrants are deemed cancelled, and any and all security interests granted by the Company in favor of YA Global pursuant to the Financing Documents have been extinguished, including the release of 4,000,000 shares of Series A Preferred Stock held in escrow. In exchange for the foregoing, the Company delivered to YA Global: (i) a one-time cash payment of US$550,000; and (ii) new warrants to purchase up to 25,000,000 shares of Common Stock at an exercise price of $0.0119 (the “Current Warrants”). The Current Warrants expire on or about July 28, 2014. A copy of the Repayment Agreement and Current Warrants have been attached as exhibits to the Form 8-K filed August 2, 2011 and are hereby incorporated in their entirety by reference.

The Company received a letter from the Securities and Exchange Commission, Los Angeles Regional Office, dated May 9, 2011. The letter informed us that the SEC had entered into a “formal order of investigation” into “Savi Media Group, Inc.” The letter included a “Subpoena Duces Tecum,” meaning the Company was given a prescribed period of time to produce all requested documents and information contained in the subpoena. An index of the source of all such produced information and an authentication declaration were also to be supplied. The stated purpose of the investigation is a fact-finding inquiry to assist the SEC staff in determining if the Company has violated federal securities laws. The SEC states there is no implication of negativity or guilt at this stage of the investigation.

The Company initially hired the Los Angeles law firm of Troy Gould to represent us in the matter of this investigation. Pete Wilke, Esq. is currently handling this matter. As of the date of this filing, the Company believes it has provided all requested material to the SEC. Updates on the investigation will be supplied by supplemental filings hereto.

Status of prior private investment; $530,232 was raised privately in 2006 (cash for shares), $0 in 2007 (although HDV sold $13,000 of its shares), $1,000 in 2008 (although HDV sold $453,750 of its shares), $442,000 in 2009, $879,550 in 2010, $1,930,828 in 2011, $342,000 in the first calendar quarter of 2012 and $100,000 in the 2nd quarter of 2012. There is concern that these private placement securities sales were not made in compliance with applicable law (lack of material disclosure and/or failure to file securities sales notices as required by federal law). The Company is planning to offer rescission to many private placement investors shortly after the posting of this Annual Report on OTC Markets.

In 2006, the Company issued shares for services valued at $611,768. There were issued shares for services valued at $1,416,060 in 2007; shares for services valued at $7,875 in 2008 and shares for services valued at $74,400 in 2009. We have no plans to offer rescission for these share issuances.

The Company offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our 2011 rescission offer, in terms of rescission offers accepted by shareholders, were very encouraging. The Company had one rescission offer acceptance and refunded $1,000.

Generally, the Company believes it has good relationships with their shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2006 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company has filed for dismissal and intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any liability.

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on an annual basis from CEE, LLC, for $110,000 per year.

12.	Stockholders' Equity

Common Stock

Following is a description of transactions affecting common stock.

Inception to December 31, 2002

On August 26, 2002 the Company entered into the recapitalization transaction under which the Company agreed to acquire all of the issued and outstanding common stock of Energy Resource Management, Inc. ("ERM") in exchange for 4,000,000 shares of the Company's common stock.

On August 26, 2002 and September 30, 2002 the Company entered into consulting agreements with five consultants for services related to business strategy and business development. The consulting agreements had a term of two to three months and required the Company to issue 905,000 shares of common stock valued at $2,232,150 based on the quoted market price on the dates of the transactions. The transactions resulted in a charge to consulting expense of $1,202,233 for the period from inception, August 13, 2002, to December 31, 2002 and deferred compensation, presented as an increase in stockholders' deficit of $1,030,917, at December 31, 2002.

Year ended December 31, 2003

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

In June 2003, the Company negotiated an extension to its DreamCity acquisition agreement in exchange for 275,000 shares of restricted common stock. This acquisition was completed in October 2003, upon issuance of an additional 20,000,000 shares.

In September 2003 the Company issued 5,700,000 shares of common stock to New Creation Outreach, Inc., as a donation to support its ministries. New Creation Outreach is a related party because at the time, certain members of Company management and the board of directors are also officers in New Creation Outreach, Inc.

At various dates in 2003, the Company sold 10,450,000 shares of its common stock at prices ranging from $0.01 to $0.02 per share and received total proceeds of $155,000. These shares were sold under private placements exempt from registration.

Year Ended December 31, 2004

Effective September 2, 2004 and November 19, 2004, the Company's board of directors declared a 1 for 25 reverse stock split and a 1 for 100 reverse stock split, respectively. The reverse stock splits, with a total impact of 1 for 2500, have been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse stock splits have been restated to reflect the stock splits on a retroactive basis. Subsequently to the stock splits, the Company awarded a total of 5,000,000 post-split shares to certain early investors and key stockholders in Gene-Cell, Inc. This stock issuance has been shown as a special dividend in the accompanying statement of stockholders' deficit. During 2004, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 to 1,000,000,000 shares.

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

Year Ended December 31, 2005

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

Year Ended December 31, 2006

The Company issued 7,125,000 shares of common stock to various individual that provided consulting and other services to the Company and recognized compensation expense of $121,768 related to those issuances.

The Company issued 600,000 shares of common stock to under private placements of its common stock and received cash proceeds of $6,000.

The Company issued 389,540 shares of common stock to the holder of its convertible debt upon exercise of stock warrants and received proceeds of $425,966.

The Company issued 162,048,548 shares of common stock to the holder of its convertible debt upon conversion of $3,903 of debt.

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

Year Ended December 31, 2007

The Company issued 393,350,000 shares of common stock to twenty-two individuals that provided consulting and other services to the Company and recognized compensation expense of $1,416,060 related to those issuances based on the market value of the shares on the date of grant.

Stock Options

Gene-Cell, Inc., the company, used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 150 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates range from March, 2008 through July, 2012.

During April 2005, the Company granted a total of 250,000,000 options to Mario Procopio and Serge Monros as additional consideration for the assignment of the patent and services provided to us. The options were granted on April 6, 2005, are exercisable starting July 6, 2005, and expire on April 6, 2008. The options are exercisable at the rate of $250 for every one million shares of common stock ($0.00025 per share). These options represent all outstanding options of the Company at December 31, 2006 and 2005. The options to Serge Monros were considered as part of the acquisition of patent rights. The options issued to Mario Procopio were valued at estimated market value of $31,250,000 and charged to compensation expense. On August 24, 2007, Serge Monros exercised 50,000,000 options for total consideration of $12,500. No proceeds were actually received as the consideration received was a credit to amounts owed to Serge Monros.

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

Stock Warrants

In connection with the securities purchase agreement (See Note 7), we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

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

Gene Cell, Inc. and Redwood Entertainment Group, Inc. periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 150 shares with exercise prices that are so high that the exercise of the options will never be practical. The options expire from March 2008 to July 2012.

Preferred Stock

During the year ended December 31, 2005, the Company set preferences for its Series A, B and C preferred stock. The Company is authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. At December 31, 2006 the Company had 10,000,000 shares of series A preferred stock issued and outstanding and 4,915,275 shares of series C preferred stock issued and outstanding. The Company’s preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors.

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

Inception to December 31, 2002

None

Year Ended December 31, 2003

None

Year Ended December 31, 2004

The Company issued 5,000,000 shares of Series A Preferred Stock for the acquisition of patent rights as described in Note x.

The Company issued 5,000,000 shares of Series A Preferred Stock for compensation to Mario Procopio, the then current CEO. The Company incurred in compensation expense based on the market value of the equivalent common shares that the preferred shares could convert into.

Year Ended December 31, 2005

The Company issued 6,060,000 shares of Series C Preferred Stock to various individuals for consulting services and employee compensation. The Company expensed $105,540,718 in compensation expense based on the market value of the equivalent common shares that the preferred shares could convert into.

Year Ended December 31, 2006

The Company issued 395,275 shares of Series C Preferred Stock for cash of $381,730 and extinguishment of debt of $142,500.

The Company issued 1,000,000 shares of Series C Preferred Stock to a vendor for lease facilities and services provided valued at $490,000.

1,000,000 shares of Series C Preferred Stock was returned to the Company by two officers/primary stockholders of the Company.

Year Ended December 31, 2007

None.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at December 31, 2007

Warrants issued in connection with Cornell financing	2,900,000,000
Stock options issued at for patent rights and Compensation	200,000,000
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	1,000,000,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	491,527,500

Total	4,591,527,500

13.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2007 and 2006. Those transactions included the exercise of options by Serge Monros and are described in Note 12.

As discussed in Note 11, Serge Monros, the Company’s current chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego.

As also discussed in Note 11, Mario Procopio filed a derivative suit on behalf of the Company naming the Company and Serge Monros in the Superior Court of the State of California for the County of Orange.

The 5,000,000 shares of common stock issued to Mario Procopio and 5,000,000 shares issued to Serge Monros in the agreement for acquisition of patents described in Note 3, were actually issued to New Creation Outreach, Inc. and His Divine Vehicle, Inc. in 2004. These are companies for which Mario Procopio previously acted as a director. Mario Procopio no longer serves as a director of either of those organizations; however, his spouse, Kathleen Procopio continues to serve on the board of New Creation Outreach, Inc.

During 2006, New Creation Outreach, Inc. and His Divine Vehicle, Inc. each returned 500,000 shares of Series C Preferred stock to the Company for cancellation.

During 2006 His Divine Vehicle, Inc. acquired property and equipment and incurred costs on behalf of the Company totaling $382,842. At December 31, 2006, the Company owes His Divine Vehicle, Inc. approximately $59,935 for such purchases. As of December 31, 2007, the Company owes His Divine Vehicle $332,786 and Serge Monros $588,000 in accrued wages.

14.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2007 and 2006, the Company engaged in various non-cash investing and financing activities as follows:

	2007	2006
Common stock issued in conversion of convertible debt and debt extinguishment	$–	$364,171
Common stock issued to convert note payable	$–	$142,500
Common stock issued for financing costs	$–	$450,000
Common stock issued for exercise of stock options for debt due option holder	$12,500	$–
Change in accounting principle	$691,544	$–
Settlement of AP with fixtures & furniture	$16,119	$–

During the year ended December 31, 2006, the Company issued 162,049,548 shares of common stock to convert $46,635 of convertible notes payable to equity. The Company also issued 60,000,000 shares of common stock to extinguish debt. The stock was valued at $810,000 and the Company recognized a loss on debt conversion of $492,464.

During the years ended December 31, 2007 and 2006, the Company made no cash interest payments or income tax payments.

15.	Change in Accounting Principle for Registration Payment Arrangements.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies , which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our July 2006 financing (the “July 2006 Registration Payment Arrangement”). As of January 1, 2007 and December 31, 2007, management determined that it was probable that we would have payment obligation under the July 2006 Registration Payment Arrangement; therefore, the Company accrued a contingent obligation of $340,860 as required under the provisions of FSP EITF 00-19-2. In addition, the compound embedded derivative liability associated with the July 2006 Financing was adjusted to eliminate the registration payment arrangement and the comparative financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The cumulative effect of this change in accounting principle adjusted retained earnings as of December 31, 2006 by $658,129. The following financial statement line items for the twelve months ended December 31, 2006 were affected by the change in accounting principle. In addition, under EITF 00-19, the Company would not book the contingent registration rights payment payable.

As of
December 31, 2006
Under EITF 00-19
Income Statement Impacts
Change in value of CED	2,871,934
Amortization of Discount	117,504
Balance Sheet Impacts
Discount on Note	1,764,136
Derivative Liability	3,459,979

Under EITF 00-19-02
Income Statement Impacts
Change in value of CED	2,302,219
Amortization of Discount	112,211
Balance Sheet Impacts
Discount on Note	1,730,720
Derivative Liability	2,768,435

 The net impact to the balance sheet is $658,128 and shows in the equity section of the balance sheets.

16.   Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2007, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one — Quoted market prices in active markets for identical assets or liabilities;

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these convertible notes and warrants under level three.

Based on the guidance in FASB No. 133 and related guidance, the Company concluded the convertible notes and common stock purchase warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the conversion/exercise price. At the date of issuance the convertible subordinated financing, warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2006 to December 31, 2007:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2006	$3,459,980	$16,101,795	$19,561,775
Change due to Accounting Principles	$(691,544)	$–	$(691,544)
Change in Fair Value	$(2,685,065)	$(13,854,899)	$(16,539,964)
Fair value at December 31, 2017	$83,371	$2,246,896	$2,330,267

For the year ended December 31, 2007, net derivative income was $16,539,964.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	2007	2006
Dividend yield	0.00%	0.00%
Risk-free rate for term	3.07%-3.49%	4.74%-5.00%
Volatility	225.00%	283.00%
Maturity dates	0.0-3.748 years	0.342-4.523 years
Stock Price	0.0008	0.0056

The Golden Gate Warrants (102,125 warrants) had a term remaining of 0.342 years (expired on 05/05/07) with the risk free rate of 5.02% at 12/31/06. The Cornell 7-10-06 convertible note ($1,670,000 balance) had a term remaining of 1.525 years (expired on 7/10/08) with the risk free rate of 5.00% at 12/31/06 and at 12/31/07 had a term remaining of 0.526 years with the risk free rate of 3.49%. The Cornell 9-30-06 convertible note ($800,000 balance) had a term remaining of 1.749 years (expired on 09/30/08) with the risk free rate of 5.00% at 12/31/06 and at 12/31/07 had a term remaining of 0.75 years with the risk free rate of 3.49%. The Cornell 4-2-07 promissory note ($15,000 balance) convertible at default at 12/31/07 projected a term remaining of 3.748 years (in default projected to 9/30/11) with the risk free rate of 3.07%. The Cornell 7-10-06 warrants (2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11) had a term remaining of 4.523 years with the risk free rate of 4.74% at 12/31/06 and a term remaining of 3.524 years with the risk free rate of 3.07% at 12/31/07.

17.   Subsequent Events.

Stock Issuances:

Since 2007, the Board of Directors authorized the issuance of an aggregate of 1,885,018,272 shares of its common stock, 1,525,000 shares of its Preferred A shares and 10,355,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,772,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,562,918,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 568,500 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,261,214. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

Legal Proceedings:

On January 16, 2007, Serge Monros, the Company’s then chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego. Mr. Monros’ derivative suit alleged the following causes of action: (i) breach of fiduciary duty of loyalty; (ii) breach of fiduciary duty of care; (iii) unjust enrichment; (iv) conversion; (v) waste of corporate assets; and (vi) trade libel. This case was settled on 02/25/2008.

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

These two suits were settled on February 25, 2008. In reaching the settlement, no parties have made any admission of liability or wrongdoing. As part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopios have voluntarily waived accrued unpaid compensation and returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options. As consideration, the Company has agreed to a limited indemnification of the Procopios for certain transactions agreed-upon by the Procopios and the Company. The Procopios also waive any rights to the 4,000,000 Preferred A shares they previously pledged to Cornell Capital and the parties understand that Cornell Capital retains control of this stock.

On or about July 10, 2006, the Company and YA Global, then known as Cornell Capital Partners, L.P., entered into a Securities Purchase Agreement which was subsequently amended and restated on August 17, 2006 (collectively the “SPA”) wherein the Company issued and sold to YA Global secured convertible debentures in the aggregate amount of approximately US$2,485,000 (collectively, the “Debentures”) and certain warrants (collectively the “Prior Warrants” and with the Debentures, the “Securities”) to purchase an aggregate of 2,900,000,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”).

In connection with the SPA, the Company and YA Global entered into ancillary agreements, including a Security Agreement, an Insider Pledge and Escrow Agreement, a Registration Rights Agreement, and other related documents (the SPA and such ancillary agreements are collectively referred to hereinafter as “Financing Documents”). Copies of the Financing Documents have been attached to the Company’s prior filings with the United States Securities and Exchange Commission (the “SEC”) and are hereby incorporated in their entirety by reference.

On July 28, 2011, the Company and Cornell reached a settlement for this debt under the terms of a Repayment Agreement. Pursuant to the terms of the Repayment Agreement, all of the Company’s obligations under the Financing Documents have been terminated in full. Without limitation, all amounts otherwise due under the Debentures are deemed satisfied in full, the Prior Warrants are deemed cancelled, and any and all security interests granted by the Company in favor of YA Global pursuant to the Financing Documents have been extinguished, including the release of 4,000,000 shares of Series A Preferred Stock held in escrow. In exchange for the foregoing, the Company delivered to YA Global: (i) a one-time cash payment of US$550,000; and (ii) new warrants to purchase up to 25,000,000 shares of Common Stock at an exercise price of $0.0119 (the “Current Warrants”). The Current Warrants expire on or about July 28, 2014. A copy of the Repayment Agreement and Current Warrants have been attached as exhibits to the Form 8-K filed August 2, 2011 and are hereby incorporated in their entirety by reference.

The Company received a letter from the Securities and Exchange Commission, Los Angeles Regional Office, dated May 9, 2011. The letter informed us that the SEC had entered into a “formal order of investigation” into “Savi Media Group, Inc.” The letter included a “Subpoena Duces Tecum,” meaning the Company was given a prescribed period of time to produce all requested documents and information contained in the subpoena. An index of the source of all such produced information and an authentication declaration were also to be supplied. The stated purpose of the investigation is a fact-finding inquiry to assist the SEC staff in determining if the Company has violated federal securities laws. The SEC states there is no implication of negativity or guilt at this stage of the investigation.

We initially hired the Los Angeles law firm of Troy Gould to represent us in the matter of this investigation. Pete Wilke, Esq. is currently handling this matter. As of the date of this filing, we believe we have provided all requested material to the SEC.

Status of prior private investment; $0 in 2007 (although HDV sold $13,000 of its shares), $1,000 in 2008 (although HDV sold $453,750 of its shares), $442,000 in 2009, $879,550 in 2010, $1,930,828 in 2011, $342,000 in the first calendar quarter of 2012 and $100,000 in the 2nd quarter of 2012. There is concern that these private placement securities sales were not made in compliance with applicable law (lack of material disclosure and/or failure to file securities sales notices as required by federal law).

28

In 2006, the Company issued shares for services valued at $611,768. There were issued shares for services valued at $1,416,060 in 2007; shares for services valued at $7,875 in 2008 and shares for services valued at $74,400 in 2009. We have no plans to offer rescission for these share issuances.

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our 2011 rescission offer, in terms of rescission offers accepted by shareholders, were very encouraging. We had one rescission offer acceptance and refunded $1,000.

Licensing Events:

HDV, an affiliate of Mr. Monros, manufactures the “DynoValve” and “DynoValve Pro” products and then sells them to the Company for resale pursuant to the Product Licensing Agreement entered into on December 15, 2008, as amended on December 16, 2009. Under the Product Licensing Agreement, the price at which HDV sells the products to the Company is subject to change at any time upon written notice. The Company may determine the prices that it charges to its customers. The Product Licensing Agreement is non-exclusive and automatically renews on an annual basis provided certain sales volumes are achieved and the Company is otherwise not in breach. HDV may, after an applicable cure period, terminate the Product Licensing Agreement earlier if it believes that the Company is deficient in meeting its responsibilities. HDV may amend the Product Licensing Agreement at any time by giving notice to the Company, unless the Company objects within ten days of such notice.

As consideration for HDV entering into the Product Licensing Agreement, the Company agreed to issue to Mr. Monros and HDV, if and when available, an aggregate of 500 Million shares of Common Stock, 5 Million shares of Series A Preferred Stock and 5 Million shares of Series C Preferred Stock. In July, 2011, HDV and Mr. Monros entered into a revised licensing agreement which modified the prior consideration paid to an aggregate of 600 Million shares of Common Stock, 6.5 Million shares of Series A Preferred Stock and 2.5 Million shares of Series C Preferred Stock. In connection with this transaction, Mr. Monros waived $350,000 in accrued salary owed to him by the Company, and HDV waived $372,000 owed to it by the Company.

Mr. Monros has continued the process of preparing patent applications for the other versions of the DynoValve products & related IP. In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various international territories. The consideration for the agreement was guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment.

Major Contracts:

In 2013, the Company has entered into a 5 year licensing agreement with Dyno Green Tech, LLC ("DGT") to sell the DynoValve products in the licensed territories (UAE, Dubai, Malaysia, India, and Africa). DGT has ordered 2,000 DynoValves as of 6/30/13. The DynoValves were shipped in the third quarter of 2013. In order for them to fulfill and maintain this 5 year licensing agreement, they are required to purchase 500 additional DynoValves per quarter for a total of $3,000,000 over a 5 year span.

29