Form 10-K
period 2008-12-31
SaviCorp
filed 2013-10-15
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Total revenues for Fiscal Year 2008 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the closing price on June 30, 2008, was $270,078.

As of October 3, 2013 there were 5,970,827,673 shares of issuer’s common stock outstanding.

SAVICORP

FORM 10-KSB

For the Fiscal Year Ended December 31, 2008

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

In 2008, we were considered a development stage enterprise because we then had no significant operations, had not yet generated revenue from new business activities and were devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of 2011, the Company began selling its products.

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

SaviCorp’sDynoValve® product is an example of a product that is grounded in solid science and engineering know-how that has demonstrated its efficacy in both laboratory and field tests.

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

In our case, one issue is that many vehicles in these Middle Eastern countries are not compatible with theDynoValve or it simply does not fit. In order to resolve this compatibility issue, we’ve created a new product called the “DynoCap.” The DynoCap is an oil cap that has a fitting which fits directly on top of the oil cap allowing the DynoValve to sit either horizontally or vertically thus making it adaptable to virtually any gas driven engine that has a place to add oil, not limited to automobiles.

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

In near future, we are set to demonstrate in New Mexico. We will be training Ford dealerships in Albuquerque, which we believe is home to one of the biggest Ford dealers in the US. We will be training their mechanics for installation and their sales team for distribution and sales of the DynoValve. During training, there will be radio commercials airing on their local radio stations.

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

If all goes well in the Middle East, it appears that Dyno Green Tech, LLC (“DGT“) as well as SavvyGreen would like to have an exclusive distribution agreement to supply to all of Africa, Russia, and Europe. We believe it is too premature to make a commitment at this time without seeing their success with the existing countries they are currently licensed for. Although, they’ve been extremely successful in a short period of time, so we are hopeful and looking forward to revisiting this again.

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

We also believe the DynoValve (gasoline) &DynoValve Pro (diesel) are the first and only electronically controlled PCV/Crankcase Oil Recovery Emission Control Systems available.

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

The DynoValve products are the subject of several pending U.S. patent applications (US-2010/0076664-A1 and US-2010/0180872-A1) held by Serge V. Monros, Chief Executive Officer and Chairman of the Board of the Company. There are corresponding applications that have been filed in a number of foreign countries. HDV, an affiliate of Mr. Monros, manufactures the “DynoValve” and “DynoValve Pro” products based on these patent applications and then sells them to the Company for resale pursuant to the Product Licensing Agreement dated November 15, 2008, as amended on December 16, 2009. Under the Product Licensing Agreement, the price at which HDV sells the products to the Company is subject to change at any time upon written notice. The Company may determine the prices that it charges to its customers. The Product Licensing Agreement is non-exclusive and automatically renews on an annual basis provided certain sales volumes are achieved and the Company is otherwise not in breach. HDV may, after an applicable cure period, terminate the Product Licensing Agreement earlier if it believes that the Company is deficient in meeting its responsibilities. HDV may amend the Product Licensing Agreement at any time by giving notice to the Company, unless the Company objects within ten days of such notice.

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

Employees

During 2008, we had consulting agreements with all management and staff members. We regularly utilize the services of consultants on an as-needed basis. As of December 31, 2012, the Company had 6 full time employees. In addition, we hire independent contractor labor on an as needed basis. Historically none of our employees belonged to a collective bargaining union. We have not experienced a work stoppage and historically our employee relations have been good.

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

Risks Relating to Our Business:

We Have a Limited Operating History Upon Which You Can Base An Investment Decision.

Our company was formed on August 13, 2002, and through December 31, 2008 we had not sold any products and did not have any agreements for the sale of our products or licensing of our technology. Therefore we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales, if any. Furthermore, once we begin producing products for sale we may not be able to market our technology and products sufficiently to generate public interest in our goods. If only a small portion of the population decides to use our products, we will experience limits on our revenues and our ability to achieve profitability. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net operating losses of $2,783,768 for the year ended December 31, 2007 and $1,025,299 for the year ended December 31, 2008. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. To date we have not generated any revenues from our business activities. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed.

We will require additional funds to sustain and expand our research and development activities. As of December 31, 2008, we anticipate that we will require up to approximately $2,000,000 to fund our operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.

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

In their report dated October 14, 2013, our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $260,727,502 during the period from inception, August 13, 2002, to December 31, 2008. In addition, at December 31, 2008, we were in a negative working capital position of $6,945,385 and had a stockholders' deficit of $6,945,385. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

As of December 31, 2008, we had 1,917,104,264 shares of common stock issued and outstanding, secured convertible debentures issued in July, August and September 2006 outstanding that may be converted into a maximum of 6,189,322,519 shares of common stock and outstanding warrants to purchase 66,000,000,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the secured convertible debentures and upon exercise of our warrants, may be sold without restriction, upon the effectiveness of a registration statement that the Company has contractual obligations to complete. The sale of these shares may adversely affect the market price of our common stock.

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

In July 2006, we entered into a securities purchase agreement for the sale of an aggregate of $2,970,000 principal amount of secured convertible debentures. Beginning the earlier of (i) the first business day of the month immediately following the month in which a registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock. We anticipate that we will make the monthly payments in shares of common stock, whenever possible. However, in the event that our stock price should fall below $0.003, we will be required to make such monthly payments in cash. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreement or related secured convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the debentures if the default is not cured within the specified grace period. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. As of December 31, 2008 our stock price fell below $.003

If an Event of Default Occurs under the Securities Purchase Agreement dated July 10, 2006, as Amended, Secured Convertible Debentures or Security Agreement, the Investors Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreement dated July 10, 2006, as amended, we executed a security agreement in favor of the investor granting it a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements state that if an event of default occurs under the securities purchase agreement, secured convertible debentures or security agreement, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of December 31, 2008, the Company was in a state of default.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Series A and C Convertible Preferred Stock and the Issuance of Shares Upon Conversion of the Series A and C Convertible Preferred Stock Would Cause Immediate and Substantial Dilution to Our Existing Stockholders.

As of December 31, 2008, we had 1,917,104,264 shares of common stock issued and outstanding and series A and C convertible preferred stock that may be converted into 1,787,527,500 shares of our common stock. The issuance of shares upon conversion of the series A and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Officers And Directors Owned a Controlling Interest in Our Voting Stock And Investors Did Not Have Any Voice in Our Management.

As a result of ownership of stock options and convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 50.8% of our outstanding common stock as of December 31, 2008. As a result, these stockholders, acting together, had the ability to control substantially all matters submitted to our stockholders for approval, including:

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

On January 25, 2007, Mario Procopio filed a derivative suit on behalf of the Company against the Company and SergeMonros in the Superior Court of the State of California for the County of Orange. Mr. Procopio’s derivative suit alleged the following causes of action: (i) breach of contract; (ii) promise without intent to perform; (iii) breach of fiduciary duty; (iv) rescission; (v) intentional misrepresentation; (vi) negligent misrepresentation; and (vii) conversion.

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

The Company received a letter from the Securities and Exchange Commission, Los Angeles Regional Office, dated May 9, 2011. The letter informed us that the SEC had entered into a “formal order of investigation” into “Savi Media Group, Inc.” The letter included a “Subpoena DucesTecum,” meaning the Company was given a prescribed period of time to produce all requested documents and information contained in the subpoena. An index of the source of all such produced information and an authentication declaration were also to be supplied. The stated purpose of the investigation is a fact-finding inquiry to assist the SEC staff in determining if the Company has violated federal securities laws. The SEC states there is no implication of negativity or guilt at this stage of the investigation.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold LamarrWeese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company has filed for dismissal and intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any liability.

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

4.	To ratify the selection of Ham, Langston &Brezina, L.L.P. as independent registered public accounting firm of the Company for the year ending December 31, 2005; and

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

	Fiscal Year 2007
	High	Low
First Quarter	$0.0065	$0.0015
Second Quarter	$0.0019	$0.0008
Third Quarter	$0.0015	$0.0005
Fourth Quarter	$0.0020	$0.0003

	Fiscal Year 2008
	High	Low
First Quarter	$0.0010	$0.0003
Second Quarter	$0.0016	$0.0001
Third Quarter	$0.0024	$0.0002
Fourth Quarter	$0.0020	$0.0003

HOLDERS

As of October 3, 2013, we had approximately 870 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, located at 1 University Plaza, Suite 505, in Hackensack, NJ 07601.

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

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2008, the Company issued/cancelled the following:

In February 2008, as part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopios have returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options.

In March 2008, 1,500,000 Preferred A shares were converted to 150,000,000 common shares. In May 2008, 2,152,000 Preferred A shares were converted to 215,200,000 common shares.

Board of Directors authorized the issuance of an aggregate of 500,000,000 common shares, 5,000,000 Preferred A shares and 5,000,000 Preferred C shares in exchange for a licensing agreement with His Divine Vehicle. His Divine Vehicle subsequently loaned back 1,000,000 Preferred A shares.

The Board of Directors authorized the issuance of 13,500,000 shares of its common stock and 112,500 shares of its Preferred C stock to 6 accredited and unaccredited investors for services rendered valued at an aggregate of $14,625 based on the market value at the date awarded. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

Since 2008, the Board of Directors authorized the issuance of an aggregate of 1,885,018,272 shares of its common stock, 1,525,000 shares of its Preferred A shares and 10,355,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,772,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,549,418,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 456,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,245,339. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

1.

People - this includes a qualified board of directors, advisory board members, management, employees, shop personnel, Q.C., project managers, journeymen, welders, machinists, CNC operators, cad cam, shop planners, senior engineers, tool & design, maintenance personnel, calibrators & inspectors, sheet metal fabricators, deburring& finishing personnel, purchasers, transporters, CNC trainers and consultants, etc.;

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

6.	Manufacturing capability and equipment- the competitive nature of the automotive &diesel industry requires a unique approach and a significant capital commitment in order to secure the latest in hi-tech equipment, technology, research, and the creation of numerous patents as well as to expedite mass production.

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

During the years ended December 31, 2008 and 2007, we had limited operations and we expect to require additional cash of a minimum of approximately $3,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2008, we have not generated any revenue from operations. As of December 31, 2008, we have accumulated net losses in the development stage of $260,727,502 for the period from inception, August 13, 2002, to December 31, 2008. Additionally, at December 31, 2008, we are in a negative working capital position of $6,945,385 and had a stockholders' deficit of $6,945,385. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. We will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2008, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2008, the Company had no current assets.

Total current liabilities were $6,945,385 as of December 31, 2008, consisting of convertible debt, net, of $2,485,000, derivative liabilities of $760,819, accounts payable and accrued liabilities of $3,540,271, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $6,945,385 as of December 31, 2008.

We incurred net losses of $260,727,502 during the period from inception, August 13, 2002, to December 31, 2008. In addition, at December 31, 2008, we were in a negative working capital position and had a stockholders' deficit of $6,945,385. As a result, our independent registered public accounting firm, in its report dated October 3, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $85,442 per month, for the year ended December 31, 2008.

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

•	further implement our business plan;
•	obtain additional financing or refinancing as may be required;
•	and generate revenues.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of December 31, 2008, the Company was in default on this debt.

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

During the fiscal years ended December 31, 2008 and December 31, 2007 and the subsequent interim and annual periods through October 3, 2013, neither the Company nor anyone acting on its behalf has consulted with M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that M&K concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a "disagreement" or "reportable event" as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2008, 2007 and 2006 exceeded $100,000. Some of the salaries shown during 2006, 2007 and 2008 were accrued and were unpaid or waived as of December 31, 2008:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

				Annual	Restricted	Options	Other
Name & Principal				Compen-	Stock	SARs	LTIP	All Other
Position	Year	Salary ($)	Bonus ($)	sation ($)	Awards($)	(#)	Payouts($)	Compensation
Mario Procopio	2008	-	-	-	-	-	-	-
Former CEO	2007	12,000	-	12,000	-	-	-	-
	2006	98,500	75,000	173,500	-	-	-	10,357

Greg Sweeney	2008	10,000	-	10,000	-	-	-	-
Former CEO	2007	120,000	-	120,000	360,000	-	-	-
	2006	50,000	-	50,000	250	-	-	10,357

Serge Monros	2008	144,000	-	144,000	-	-	-	-
CEO, CFO	2007	144,000	-	144,000	-	-	-	-
	2006	144,000	75,000	219,000	-	-	-	10,357

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

Option/Stock Appreciation Right Grants in 2008

None.

Aggregate Option/SAR Exercises in 2008 and December 31, 2007 Option Values

None.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of	Weighted-	available for future
	securities to be	average exercise	issuance under
	issued upon	price of	equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by holders	25,000,000	-	25,000,000

Equity compensation plans not approved by security holders	-	-	-
Total	25,000,000	-	25,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of December 31, 2008, the number of and percent of our common stock beneficially owned by

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2008 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2008 have been exercised and converted.

Savi Media Group, Inc.
Related Parties
December 31, 2008

		Beneficially	Percent of
Name	Class	Owned(1)	Class(2)	Title or Nature of Relationship

Greg Sweeney	Common Stock	100,050,000	*	Former CEO/Director
2530 S. Birch Street
Santa Ana, California 92707

Phillip C. Scott	Common Stock	-	*	Former CFO
12707 High Bluff Drive, Suite 200
San Diego, CA 92130

Serge Monros (3)	Common Stock	1,382,312,906	45.17%	CEO/Director
2530 S. Birch Street
Santa Ana, California 92707

Phil Pisanell	Common Stock	11,000,000	*	Director
2530 S. Birch Street
Santa Ana, California 92707

Steve Botkin	Common Stock	56,100,000	2.93%	Former CIO/Director
2530 S. Birch Street
Santa Ana, California 92707

Rudy Rodriguez (4)	Common Stock	52,000,000	2.64%	COO/Director
2530 S. Birch Street
Santa Ana, California 92707

All Officers and Directors	Common Stock	1,601,462,906	50.81%
As a Group (6 persons)

Mario Procopio	Common Stock	-	0.00%	Former CEO/Former Director
2530 S. Birch Street
Santa Ana, California 92707

Evangelical Free Church of Garden Grove	Common Stock	100,000,000	5.22%
2530 S. Birch Street
Santa Ana, California 92707

G & K Automotive	Common Stock	100,000,000	5.22%
2530 S. Birch Street
Santa Ana, California 92707

Savi Media Group, Inc.
Related Parties (continued)
December 31, 2008

		Beneficially	Percent of
Name	Class	Owned(1)	Class(2)	Title or Nature of Relationship

His Divine Vehicle (5)	Common Stock	1,352,148,300	43.59%	Entity Related to Serge Monros
2530 S. Birch Street
Santa Ana, California 92707

Cornell Capital (6)	Common Stock	6,219,322,519	76.72%
101 Hudson Street, Suite 3700
Jersey City, NJ 07302

His Divine Vehicle	Preferred A	5,347,500	57.21%	Entity Related to Serge Monros

His Divine Vehicle	Preferred C	6,500,000	76.22%	Entity Related to Serge Monros

Alexander M. Haig Jr.	Preferred C	500,000	5.86%	Advisory Board Member

Alexander P. Haig	Preferred C	500,000	5.86%	Advisory Board Member

Rudy Rodriguez	Preferred C	500,000	5.86%	COO/Director

* Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 1,917,104,264 common shares; 9,347,500 Preferred "A" Shares and 8,527,775 Preferred "C" Shares outstanding as of December 31, 2007.

(3)	Includes 223,498,300 shares of common stock, 534,750,000 shares of common stock underlying series A convertible preferred stock and 650,000,000 shares of common stock underlying series C convertible preferred stock owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.

(4)	Includes 2,000,000 shares of common stock, 50,000,000 shares of common stock underlying series C convertible preferred stock.

(5)	Includes 534,750,000 shares of common stock underlying series A convertible preferred stock and 650,000,000 shares of common stock underlying series C convertible preferred stock.

(6)	Includes the conversion of the principal amount of $2,485,000 plus accrued interest through 12/31/08 of $595,765 converting into common shares at the reset conversion rate of $0.0005. Excludes the exercise of all warrants that are out of the money as of 12/31/08.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 6,000,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2008, there were 1,917,104,264 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

We have engaged WorldWide Stock Transfer, LLC as independent transfer agent or registrar.

PREFERRED STOCK

We are authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2008, there were 9,347,500 shares of series A preferred stock issued and outstanding and 8,527,775 shares of series C preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Nevada.

The series A and series C preferred stock provides for conversion on the basis of 100 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A preferred stock vote their shares on an as-converted basis. Holders of the series A preferred stock participates on distribution and liquidation paripassu with the holders of the common stock. We have also filed certificates of Designation for series B preferred stock but no stock of this class has been issued.

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

The warrants issued to Cornell provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, (iii) we declare a dividend payment to the holders of our common stock or (iv) we take any other actions which would affect the amount of shares issuable to Cornell upon exercise of its warrants. The exercise price was reset on December 2, 2008 to $0.0005.

OPTIONS

We currently have 2,000,000 options outstanding, issued to Herrera Partners. They were issued on August 28, 2006, and expired on August 28, 2011 and had an exercise price of $0.01.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2008 and 2007, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $25,000 and $15,000, respectively.

Audit Related

Our auditors billed us $25,000 and $25,000 for audited related work during fiscal years 2008 and 2007, respectively.

Tax Fees

Our auditors billed us $0 and $0 for tax related work during fiscal years 2008 and 2007, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2008 or 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: October 14, 2013	By: /s/ SERGE MONROS
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

Name	Position	Date

/s/ SERGE MONROS Serge Monros	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Director	October 14, 2013

/s/ PHIL PISANELLI Phil Pisanelli	Director	October 14, 2013

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Chief Operating Officer and Director	October 14, 2013

SAVICORP

A Corporation in the Development Stage

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

SaviCorp

(A Corporation in the Development Stage)

We have audited the accompanying balance sheets of SaviCorp (A Corporation in the Development Stage) (the “Company”) as of December 31, 2008 and December 31, 2007 and the related statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. The financial statements for the period from August 13, 2002 (inception) to December 31, 2008, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaviCorp as of December 31, 2008 and 2007,and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 14, 2013

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$–	$–

Total current assets	–	–

Deferred Financing Costs	–	30,118

Total assets	$–	$30,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $920,033, in default	2,485,000	1,564,967

Accounts payable and accrued liabilities	3,525,271	2,519,388
Related party accounts payable	15,000	332,786
Accounts payable assumed in recapitalization	159,295	159,295
Derivative Liabilities - Embedded Derivatives	614,308	83,371
Derivative Liabilities - Warrants	146,511	2,246,896

Total current liabilities	6,945,385	6,906,703

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,347,500 and 10,000,000 issued and outstanding at December 31, 2008 and 2007, respectively	9,348	10,000
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,527,775 and 4,915,000 issued and outstanding at December 31, 2008 and 2007, respectively	8,528	4,915
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 1,917,104,264 and 1,045,456,564 shares issued and at December 31, 2008 and 2007, respectively	1,917,104	1,045,457
Change in Accounting Principle	658,128	658,128
Stock Payable	70,000	–
Additional paid-in capital	251,119,009	250,636,093
Losses accumulated during the development stage	(260,727,502)	(259,231,178)

Total stockholders' deficit	(6,945,385)	(6,876,585)

Total liabilities and stockholders' deficit	$0	$30,118

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007 and for the Period

From Inception, August 13, 2002, to December 31, 2008

			Inception to
	December 31, 2008	December 31, 2007	31-Dec-08

Operating costs and expenses:
General and administrative expenses	$645,885	$2,572,845	$252,573,202
Research and Development	379,414	210,923	2,044,100

Loss from operations	$(1,025,299)	$(2,783,768)	$(254,617,302)

Other income and (expenses):
Interest Income	–	–	175
Gain on settlement	9,014	348,881	554,928
Cost of rescission	–	–	(43,074)
Cost of recapitalization	–	–	(273,987)
Goodwill impairment	–	–	(541,101)
Impairment of property and equipment	–	–	(235,299)
Impairment of patent rights	–	–	(38,500)
Change in fair value of financial instruments	1,569,448	16,539,964	45,878,331
Loss on debt Extinguishment	–	–	(492,464)
Interest expense	(1,287,965)	(1,132,271)	(49,224,027)
Registration Rights Expense	(761,522)	(933,660)	(1,695,182)

Total other income and (expenses), net	(471,025)	14,822,914	(6,110,200)

Net profit (loss)	$(1,496,324)	$12,039,146	$(260,727,502)

Weighted average shares outstanding	1,366,692,341	965,710,263
Weighted average shares outstanding-diluted	1,366,692,341	5,557,237,763

Net profit (loss) per common share - basic	$(0.00)	$0.01
Net profit (loss) per common share - dilutive	$(0.00)	$0.00

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2008

													Losses
									Change				Accumulated
									in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at inception, August 13, 2002	–	$–	–	$–	–	$–	–	$–	$–	$–	$–	$–	$–	$–

Initial contribution to establish Energy Resource Management, Inc.	–	–	–	–	–	–	–	–	–	1,020	–	–	–	1,020

Recapitalization on August 26, 2002	–	–	–	–	–	–	5,335	5	–	(5)	–	–	–	–

Common stock issued in exchange for consulting services	–	–	–	–	–	–	1,086	1	–	2,233,149	(1,030,917)	–	–	1,202,232

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,555,838)	(1,555,838)

Balance at December 31, 2002	–	$–	–	$–	–	$–	6,421	$6	$–	$2,234,164	$(1,030,917)	$–	$(1,555,838)	$(352,586)

Recognition of deferred compensation under consulting agreements	–	–	–	–	–	–	–	–	–	–	1,030,917	–	–	1,030,917

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	4,180	4	–	154,996	–	–	–	155,000

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	1,200	1	–	170,055	–	–	–	170,056

Common stock issued in exchange for extension of acquisition agreement	–	–	–	–	–	–	110	–	–	4,400	–	–	–	4,400

Common stock issued as a contribution to a related charitable organization	–	–	–	–	–	–	2,280	3	–	91,197	–	–	–	91,200

Common stock issued to escrow for acquisition of DreamCity	–	–	–	–	–	–	8,000	8	–	359,992	–	–	–	360,000

Interest recognition on loan from stockholder	–	–	–	–	–	–	–	–	–	6,209	–	–	–	6,209

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,999,913)	(1,999,913)

Balance at December 31, 2003	–	$–	–	$–	–	$–	22,191	$22	$–	$3,021,013	$–	$–	$(3,555,751)	$(534,716)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2008

													Losses
									Change				Accumulated
									in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2003	–	$–	–	$–	–	$–	22,191	$22	$–	$3,021,013	$–	$–	$(3,555,751)	$(534,716)

Common Stock issued for acquisition of patent rights	5,000,000	5,000	–	–	–	–	5,100,000	5,100	–	(10,100)	–	–	–	–

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	39,600,000	39,600	–	403,125	–	–	–	442,725

Common stock issued in payment of legal fees	–	–	–	–	–	–	252,000	252	–	49,748	–	–	–	50,000

Special dividend to certain major stockholders in Gene-Cell, Inc.	–	–	–	–	–	–	5,000,000	5,000	–	(5,000)	–	–	–	–

Common and preferred stock issued in exchange for consulting services and employee compensation	5,000,000	5,000	–	–	–	–	31,926,240	31,926	–	106,196,089	–	–	–	106,233,015

Common stock issued to repay debt	–	–	–	–	–	–	5,002,000	5,002	–	94,998	–	–	–	100,000

Common stock issued to round stock splits	–	–	–	–	–	–	45,336	45	–	(45)	–	–	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(106,417,974)	(106,417,974)

Balance at December 31, 2004	10,000,000	$10,000	–	$–	–	$–	86,947,767	$86,947	$–	$109,749,828	$–	$–	$(109,973,725)	$(126,950)

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	22,150,950	22,151	–	374,409	–	–	–	396,360

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	6,060,000	6,060	42,828,835	42,829	–	105,491,829	–	–	–	105,540,718

Common stock issued upon exercise of stock warrants	–	–	–	–	–	–	244,763	245	–	268,935	–	–	–	269,180

Common stock issued for conversion of notes payable	–	–	–	–	–	–	42,215,361	42,215	–	27,353	–	–	–	69,568

Return and cancellation of shares	–	–	–	–	–	–	(6,466,700)	(6,467)	–	6,467	–	–	–	–

Common stock issued to escrow for debt conversions and warrant exercises	–	–	–	–	–	–	21,190,000	21,190	–	(21,190)	–	–	–	–

Issuance of compensatory stock options to Chief Executive Officer	–	–	–	–	–	–	–	–	–	31,250,000	–	–	–	31,250,000

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(138,426,088)	(138,426,088)

Balance at December 31, 2005	10,000,000	$10,000	–	$–	6,060,000	$6,060	209,109,976	$209,110	$–	$247,147,631	$–	$–	$(248,399,823)	$(1,027,022)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2008

													Losses
									Change				Accumulated
									in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2005	10,000,000	$10,000	–	$–	6,060,000	$6,060	209,109,976	$209,110	$–	$247,147,631	$–	$–	$(248,399,823)	$(1,027,022)

Common stock issued for cash under Regulation D offering	–	–	–	–	395,275	395	600,000	600	–	529,237	–	–	–	530,232

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	1,000,000	1,000	7,125,000	7,125	–	603,643	–	–	–	611,768

Common stock issued upon exercise of stock options/warrants	–	–	–	–	–	–	389,540	389	–	425,577	–	–	–	425,966

Common stock issued for conversion of notes payable	–	–	–	–	–	–	162,049,548	162,050	–	(115,415)	–	–	–	46,635

Return and cancellation of shares	–	–	–	–	(1,000,000)	(1,000)	–	–	–	1,000	–	–	–	–

Common stock issued/(returned) to/(from) escrow for debt conversions and warrant exercises	–	–	–	–	–	–	(21,167,500)	(21,167)	–	21,167	–	–	–	–

Shares Issued for Debt Extinguishment	–	–	–	–	–	–	60,000,000	60,000	–	750,000	–	–	–	810,000

Shares issued for Debt Commitment	–	–	–	–	–	–	30,000,000	30,000	–	420,000		–		450,000

Conversion of Preferred C for Common	–	–	–	–	(1,540,000)	(1,540)	154,000,000	154,000	–	(152,460)	–	–	–	–

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(22,870,501)	(22,870,501)

Balance at December 31, 2006	10,000,000	$10,000	–	$–	4,915,275	$4,915	602,106,564	$602,107	$–	249,630,380	$–	$–	(271,270,324)	$(21,022,922)

Change in accounting principle	–	–	–	–	–	–	–	–	658,128	–	–	–	–	658,128

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	393,350,000	393,350	–	1,022,710	–	–	–	1,416,060

Common stock issued upon exercise of stock options/warrants	–	–	–	–	–	–	50,000,000	50,000	–	(37,500)	–	–	–	12,500

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	20,503	–	–	–	20,503

Net Profit	–	–	–	–	–	–	–	–	–	–	–	–	12,039,146	12,039,146

Balance at December 31, 2007	10,000,000	$10,000	–	$–	4,915,275	$4,915	1,045,456,564	$1,045,457	$658,128	250,636,093	$–	$–	(259,231,178)	$(6,876,585)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2008

													Losses
									Change				Accumulated
									in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2007	10,000,000	$10,000	–	$–	4,915,275	$4,915	1,045,456,564	$1,045,457	$658,128	250,636,093	$–	$–	(259,231,178)	$(6,876,585)

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	112,500	113	13,500,000	13,500	–	1,013	–	–	–	14,625

Common and preferred stock forfeited in settlement agreement	(1,000,000)	(1,000)	–	–	(1,500,000)	(1,500)	(7,102,300)	(7,102)	–	123,602	–	–	–	114,000

Common and preferred stock issued for licensing agreement	5,000,000	5,000	–	–	5,000,000	5,000	500,000,000	500,000	–	540,000	–	–	–	1,050,000

Conversion of Preferred A for Common	(3,652,500)	(3,653)	–	–	–	–	365,250,000	365,250	–	(361,598)	–	–	–	–

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	31,185	–	–	–	31,185

Preferred A stock loaned to Company	(1,000,000)	(1,000)	–	–	–	–	–	–	–	(69,000)		70,000	–	–

Wages Payable forfeited from related party	–	–	–	–	–	–	–	–	–	45,000	–	–	–	45,000

Expenses incurred by related party for no consideration	–	–	–	–	–	–	–	–	–	172,714	–	–	–	172,714

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,496,324)	(1,496,324)

Balance at December 31, 2008	9,347,500	$9,348	–	$–	8,527,775	$8,528	1,917,104,264	$1,917,104	658,128	251,119,009	$–	$70,000	(260,727,502)	$(6,945,385)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007 and for the Period

From Inception, August 13, 2002, to December 31, 2008

			Inception to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash flows from operating activities:
Net profit (loss)	(1,496,324)	12,039,146	(260,727,502)
Adjustments to reconcile net profit(loss) to net cash used by operating activities:
Gain on settlement	(9,014)	(630,881)	(836,928)
Impairment of goodwill	–	–	541,101
Impairment of property and equipment	–	185,657	420,956
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Compensatory common and preferred stock issuances	14,626	1,416,060	213,986,243
Compensatory option issuances	–	–	31,250,000
Interest imputed on non-interest bearing note from a stockholder	31,185	20,503	58,942
Interest expense recognized on issuance and through accretion of discount on long-term debt/deferred financing costs	950,151	866,941	48,519,898
Change in fair value of derivatives	(1,569,448)	(16,539,963)	(45,878,330)
Loss on extinguishment of debt	–	–	492,464
Impairment of patent rights	–	2	38,502
Common stock issued for rescission agreement	–	–	43,074
Contributed Capital	217,714	–	217,714
License Agreement Expense	371,214	–	371,214
Common stock issued to pay accounts payable	–	–	50,000
Depreciation expense	–	625	50,819
Changes in Operating Assets and Liabilities:
Accrued Registration Rights Expense	761,522	933,660	1,695,182
Changes in related party accounts payable	55,000	335,351	390,351
Changes in accounts payable and accrued liabilities	673,374	1,360,442	2,961,850
Net cash used by operating activities	–	(12,457)	(3,847,313)
Cash flows from investing activities:
Acquisition of equipment	–	–	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used in investing activities	–	–	(526,394)
Cash flows from financing activities:
Bank overdraft	–	(3,631)	–
Proceeds from stockholder advances	–	–	49,672
Net Proceeds from convertible debt	–	–	2,154,040
Proceeds from note payable	–	15,000	157,500
Proceeds from warrant exercise and deposit for warrant exercise	–	–	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common stock	–	–	1,382,937
Net cash provided by financing activities	–	11,369	4,373,707
Net increase (decrease) in cash and cash equivalents	–	(1,088)	–
Cash and cash equivalents at beginning of year	–	1,088	–
Cash and cash equivalents at end of year	–	–	–

The accompanying notes are an integral part of the financial statements

SAVI CORP

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007 and for the Period

From Inception, August 13, 2002 to December 31, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2008 and as of December 31, 2007.

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

Profit/Loss Per Share

Basic and diluted net profit or loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options, warrants and convertible preferred stock that were outstanding during 2008 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the year ended December 31, 2008. See Note 12 for a discussion of potentially dilutive instruments.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2008, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $260,727,502 for the period from inception, August 13, 2002, to December 31, 2008. At December 31, 2008, the Company is in a negative working capital position of $6,945,385 and has a stockholders' deficit of $6,945,385. Additionally, as of December 31, 2008 the Company faced substantial challenges to future success as follows:

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

The Agreement contains two commitments by the Company as follows:

•	Serge Monros and Mario Procopio each are to receive monthly compensation of $10,000 per month, depending on revenues and the raising of capital, but not less than $3,000 per month.

•	Contingent consideration to Serge Monros of $75,000,000 in cash or in the form of stock options the exercise of which will provide net proceeds to Serge Monrosof $75,000,000 over the next ten years. If options are issued, they will bear an exercise price of $0.00025 per share. This provision of the agreement is specifically tied to the performance of the Company and its ability to pay either in cash or stock options.

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

HDV, an affiliate of Mr. Monros, manufactures the “DynoValve” and “DynoValve Pro” products and then sells them to the Company for resale pursuant to the Product Licensing Agreement entered into on November 15, 2008, as amended on December 16, 2009. Under the Product Licensing Agreement, the price at which HDV sells the products to the Company is subject to change at any time upon written notice. The Company may determine the prices that it charges to its customers. The Product Licensing Agreement is non-exclusive and automatically renews on an annual basis provided certain sales volumes are achieved and the Company is otherwise not in breach. HDV may, after an applicable cure period, terminate the Product Licensing Agreement earlier if it believes that the Company is deficient in meeting its responsibilities. HDV may amend the Product Licensing Agreement at any time by giving notice to the Company, unless the Company objects within ten days of such notice.

As consideration for HDV entering into the Product Licensing Agreement, the Company agreed to issue to Mr. Monros and HDV, if and when available, an aggregate of 500 Million shares of Common Stock, 5 Million shares of Series A Preferred Stock and 5 Million shares of Series C Preferred Stock.

4.	Property and Equipment

Property and equipment at December 31, 2008 and 2007, consisted of the following:

	Life	2008	2007

Furniture and fixtures	3-5 years	$–	$-
Machinery and equipment	5 years	–	-

		–	-
Less accumulated depreciation		–	-

		$–	$-

Depreciation expense, for the years ended December 31, 2008 and 2007, was $0 and $625, respectively.

During 2007, the Company was in violation of its licensing agreement and forfeited the remaining machinery and equipment to His Divine Vehicle. The Company was also in default under its lease agreement and forfeited its furniture and fixtures to their landlord as payment in full. The Company recorded a gain on settlement of $348,881.

5.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at December 31, 2008 and 2007, consisted of the following:

	2008	2007

Trade accounts payable	$610,423	$174,853
Related party accounts payable	15,000	332,786
Settlement Due	50,777	–
Accrued wages payable	489,293	1,028,986
Accrued registration rights penalties	1,695,182	933,660
Accrued interest expense	679,596	381,889

	$3,540,271	$2,852,174

6.	Accounts Payable and Accrued Liabilities – Related Party

Accounts payable and accrued liabilities to a related party of $332,786, at December 31, 2007 represents amounts due to His Divine Vehicle, Inc, ("HDV", a company owned by the Company’s chief technology officer who is also a major stockholder). The amounts due HDV are primarily related to actual and estimated operations and research and development activities that were paid by HDV on behalf of the Company. The amounts due at December 31, 2008 is $15,000 to HDV. $332,786 was waived as part of the new Licensing Agreement between the company and HDV.

7.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

8.	Long-Term Debt

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 would be advanced two business days prior to a registration statement being declared effective by the SEC. In addition, Cornell issued a note payable of $15,000 on April 2, 2007 that on default became convertible. The Company was in default on all debt to Cornell as of December 31, 2008. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors totaling $1,016,942. Following is an analysis of the proceed received and related fees and expenses paid with such proceeds.

Gross amount received – contractual balance	$2,485,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,119,040

Following is an analysis of long-term debt at December 31, 2008:

Contractual balance, in default	$2,485,000
Less unamortized discount	-

Convertible debt	$2,485,000

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2007 and December 31, 2008 at $933,660 and $1,695,182 respectively.

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

9.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of December 31, 2008 includes $15,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $10,000 due to Mr. Monros recorded as related party debt to Mr. Monros.

10.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Net income/(loss) before income taxes	$(1,496,324)	$12,039,146

The components of the Company's deferred tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets
Liabilities
Loss carry-forwards	$2,362,312	$1,781,724
Valuation allowance	(2,362,312)	(1,781,724)
	$–	$–

At December 31, 2008, for Company had generated US net operating loss carry-forwards of approximately $6,947,975 which will expire in various years between 2011 and 2027. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At December 31, 2008 and December 31, 2007, the Company has no uncertain tax positions.

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

These two suits were settled on February 25, 2008. In reaching the settlement, no parties have made any admission of liability or wrongdoing. As part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopios have voluntarily waived accrued unpaid compensation in the amount of $114,000 and returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options. As consideration, the Company has agreed to a limited indemnification of the Procopios for certain transactions agreed-upon by the Procopios and the Company. The Procopios also waive any rights to the 4,000,000 Preferred A shares they previously pledged to Cornell Capital and the parties understand that Cornell Capital retains control of this stock. The gain on settlement was booked to additional paid in capital.

In January 2007, Herrera Partners filed an arbitration claim against the Company in Harris County, Texas. Herrera Partners claim was for $63,700 for non-payment for services rendered. The suit was settled in November, 2008 and a payment schedule was agreed upon and paid. The Company booked a $9,014 gain on settlement.

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

The Company received a letter from the Securities and Exchange Commission, Los Angeles Regional Office, dated May 9, 2011. The letter informed us that the SEC had entered into a “formal order of investigation” into “Savi Media Group, Inc.” The letter included a “Subpoena DucesTecum,” meaning the Company was given a prescribed period of time to produce all requested documents and information contained in the subpoena. An index of the source of all such produced information and an authentication declaration were also to be supplied. The stated purpose of the investigation is a fact-finding inquiry to assist the SEC staff in determining if the Company has violated federal securities laws. The SEC states there is no implication of negativity or guilt at this stage of the investigation.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold LamarrWeese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company has filed for dismissal and intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any liability.

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

Year Ended December 31, 2004

Effective September 2, 2004 and November 19, 2004, the Company's board of directors declared a 1 for 25 reverse stock split and a 1 for 100 reverse stock split, respectively. The reverse stock splits, with a total impact of 1 for 2500, have been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse stock splits have been restated to reflect the stock splits on a retroactive basis. Subsequently to the stock splits, the Company awarded a total of 5,000,000 post-split shares to certain early investors and key stockholders in Gene-Cell, Inc. This stock issuance has been shown as a special dividend in the accompanying statement of stockholders' deficit.During 2004, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 to 1,000,000,000 shares.

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

Year Ended December 31, 2008

In February 2008, as part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopios have returned to the Company 7,102,300 common shares.

In March 2008, 1,500,000 Preferred A shares were converted to 150,000,000 common shares. In May 2008, 2,152,000 Preferred A shares were converted to 215,200,000 common shares.

The Board of Directors authorized the issuance of an aggregate of 500,000,000 common shares as partial consideration for a licensing agreement with His Divine Vehicle. The excess value of the shares issued (common and preferred) over the debt waived was expensed to research and development.

The Board of Directors authorized the issuance of 13,500,000 shares of its common stock to 5 accredited and unaccredited investors for services rendered valued at an aggregate of $6,750 based on the market value at the date awarded.

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

During April 2005, the Company granted a total of 250,000,000 options to Mario Procopio and Serge Monros as additional consideration for the assignment of the patent and services provided to us. The options were granted on April 6, 2005, are exercisable starting July 6, 2005, and expire on April 6, 2008. The options are exercisable at the rate of $250 for every one million shares of common stock ($0.00025 per share). These options represent all outstanding options of the Company at December 31, 2006 and 2005. The options to Serge Monros were considered as part of the acquisition of patent rights. The options issued to Mario Procopio were valued at estimated market value of $31,250,000 and charged to compensation expense. On August 24, 2007, Serge Monros exercised 50,000,000 options for total consideration of $12,500. No proceeds were actually received as the consideration received was a credit to amounts owed to Serge Monros. In February 2008, as part of the settlement, Mario Procopio returned 125,000,000 options. The remaining 75,000,000 options held by Serge Monros expired unexercised.

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

Stock Warrants

In connection with the securities purchase agreement (See Note 7), we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
1,000,000,000	$0.0030	2.5
1,000,000,000	0.0060	2.5
300,000,000	0.0100	2.5
200,000,000	0.0150	2.5
150,000,000	0.0200	2.5
100,000,000	0.0300	2.5
60,000,000	0.0500	2.5
40,000,000	0.0750	2.5
30,000,000	0.1000	2.5
20,000,000	0.1500	2.5

2,900,000,000	$0.0114

All warrants issued to Cornell are currently exercisable and have a been reset to $0.0005, which has increased the number of warrants to 66,000,000,000.

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

Year Ended December 31, 2007

None.

Year Ended December 31, 2008

In February 2008, as part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopios have returned to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares.

The Board of Directors authorized the issuance of 5,000,000 Preferred A shares and 5,000,000 Preferred C shares as partial consideration for a licensing agreement with His Divine Vehicle. His Divine Vehicle, subsequently loaned back 1,000,000 Preferred A shares. The excess value of the shares issued (common and preferred) over the debt waived was expensed to research and development. The market value of the Preferred stock was based on the underlying market value of the common stock.

The Board of Directors authorized the issuance of 112,500 shares of its Preferred C stock to 1 accredited investor for services rendered valued at an aggregate of $7,875 based on the market value at the date awarded.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at December 31, 2008

Warrants issued in connection with Cornell financing	66,000,000,000
Stock options issued at for patent rights and Compensation	–
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	934,750,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	852,777,500

Total	67,787,527,500

Other Equity Transactions

Year Ended December 31, 2007

Interest was imputed on non-interest bearing related party debt in the amount of $20,503 and credited to additional paid in capital.

Year Ended December 31, 2008

Interest was imputed on non-interest bearing related party debt in the amount of $31,185 and credited to additional paid in capital.

His Divine Vehicle, a related party contributed $172,714 in capital by incurring expenses on behalf of the Company.

Greg Sweeney, the former CEO, waived $45,000 in wages which was credited to additional paid in capital.

13.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2008 and 2007. Those transactions included the exercise of options by Serge Monros and are described in Note 12.

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

During 2007 and 2008 His Divine Vehicle, Inc. incurred costs on behalf of the Company. At December 31, 2007, the Company owes His Divine Vehicle, Inc. $332,786 and Serge Monros $588,000 in accrued wages.

HDV, an affiliate of Mr. Monros, manufactures the “DynoValve” and “DynoValve Pro” products and then sells them to the Company for resale pursuant to the Product Licensing Agreement entered into on November 15, 2008, as amended on December 16, 2009. As consideration for HDV entering into the Product Licensing Agreement, the Company agreed to issue to Mr. Monros and HDV, if and when available, an aggregate of 500 Million shares of Common Stock, 5 Million shares of Series A Preferred Stock and 5 Million shares of Series C Preferred Stock. HDV loaned 1,000,000 Preferred A shares to the Company in 2008. As additional consideration for the Licensing Agreement, HDV waived $332,786 owed to it by the company and Mr. Monros waived $306,000 in accrued wages. The excess value of the shares issued (common and preferred) over the debt waived was expensed to research and developmen

In 2008, HDV incurred $172,714 in expenses on behalf of the company and received no compensation. This amount was booked to additional paid in capital.

Greg Sweeney, the former CEO waived $45,000 of accrued wages as part of his settlement agreement with the company.

14.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2008 and 2007, the Company engaged in various non-cash investing and financing activities as follows:

	2008	2007
Common stock issued for exercise of stock options for debt due option holder	$–	$12,500
Change in accounting principle	$–	$691,544
Settlement of AP with fixtures & furniture	$–	$16,119
Conversion of Preferred Stock into Common Stock	$365,250	$–
Procopio Settlement	$123,602	$–
Preferred Stock Loaned/Common Stock Payable	$70,000	$–
Shares issued for Purchasing License Agreement	$678,786	$–

During the years ended December 31, 2008 and 2007, the Company made no cash interest payments or income tax payments.

15.	Change in Accounting Principle for Registration Payment Arrangements.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2007 to December 31, 2008:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2007	$83,371	$2,246,896	$2,330,267
Change in Fair Value	$530,937	$(2,100,385)	$(1,569,448)
Fair value at December 31, 2008	$614,308	$146,511	$760,819

For the year ended December 31, 2008, net derivative income(loss) was $(1,569,448).

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	2008	2007
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.11%-0.76%	3.07%-3.49%
Volatility	381%	225%
Maturity dates	0.0-2.522 years	0.0-3.748 years
Stock Price	0.0003	0.0008

The Golden Gate warrants (102,125) expired on 05/05/07. The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable. The Cornell 7/10/06 warrants (initial 2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11 reset to 66,000,000,000 warrants at $0.0005) had a term remaining of 2.522 years at 12/31/08.

17.   Subsequent Events.

Stock Issuances:

2008, the Board of Directors authorized the issuance of an aggregate of 1,885,018,272 shares of its common stock, 1,525 Since,000 shares of its Preferred A shares and 10,355,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,772,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,549,418,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 456,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,245,339. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

On January 25, 2007, Mario Procopio filed a derivative suit on behalf of the Company against the Company and Serge Monros in the Superior Court of the State of California for the County of Orange. Mr. Procopio’sderivative suit alleged the following causes of action: (i) breach of contract; (ii) promise without intent to perform; (iii) breach of fiduciary duty; (iv)rescission; (v) intentional misrepresentation; (vi) negligent misrepresentation; and (vii) conversion.

These two suits were settled on February 25, 2008. In reaching the settlement, no parties have made any admission of liability or wrongdoing. As part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by theProcopios have voluntarily waived accrued unpaid compensation and returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options. As consideration, the Company has agreed to a limited indemnification of the Procopios for certain transactions agreed-upon by the Procopios and the Company. The Procopios also waive any rights to the 4,000,000 Preferred A shares they previously pledged to Cornell Capital and the parties understand that Cornell Capital retains control of this stock.

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

The Company received a letter from the Securities and Exchange Commission, Los Angeles Regional Office, dated May 9, 2011. The letter informed us that the SEC had entered into a “formal order of investigation” into “Savi Media Group, Inc.” The letter included a “Subpoena DucesTecum,” meaning the Company was given a prescribed period of time to produce all requested documents and information contained in the subpoena. An index of the source of all such produced information and an authentication declaration were also to be supplied. The stated purpose of the investigation is a fact-finding inquiry to assist the SEC staff in determining if the Company has violated federal securities laws. The SEC states there is no implication of negativity or guilt at this stage of the investigation.

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

Major Contracts:

In 2013, the Company has entered into a 5 year licensing agreement with Dyno Green Tech, LLC ("DGT") to sell the DynoValve products in the licensed territories (UAE, Dubai, Malaysia, India, and Africa). DGT has ordered 3,000 DynoValves as of 9/30/13. The DynoValves were shipped in the third quarter of 2013. In order for them to fulfill and maintain this 5 year licensing agreement, they are required to purchase 500 additional DynoValves per quarter for a total of $3,000,000 over a 5 year span.

