Form 10-Q
period 2008-03-31
SaviCorp
filed 2013-10-24
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2008

Commission file number 000-27727

SaviCorp

(Name of Small Business Issuer in Its Charter)

Nevada	91-1766174
(State of Incorporation)	(IRS Employer Identification No.)

2530 S. Birch Street

Santa Ana, CA 92707

(Address of Principal Executive Offices)

(877) 611-7284

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

Yes ☐    No ☒

As of October 21, 2013, the Company had 5,970,827,673 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

SAVICORP, INC.

(A Corporation in the Development Stage)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending March 31, 2008

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Balance Sheets:
March 31, 2008 and December 31, 2007	2

Statements of Operations:
For the three months ended March 31, 2008 and 2007 and for the period from inception, August 13, 2002, to March 31, 2008	3

Statement of Stockholders’ Deficit
For the period from inception, August 13, 2002, to March 31, 2008	4

Statements of Cash Flows:
For the three months ended March 31, 2008 and 2007 and for the period from inception, August 13, 2002, to March 31, 2008	7

Notes to Unaudited Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Changes in Securities	30

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	33

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$–	$–
Prepaid expenses	600	–

Total current assets	600	–

Deferred financing costs	15,888	30,118

Total assets	$16,488	$30,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $548,736 and $920,033, as of 3/31/08 and 12/31/07 respectively, in default as of 3/31/08	1,921,264	1,564,967
Accounts payable and accrued liabilities	2,736,166	2,519,388
Related party accounts payable	347,786	332,786
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	300,985	83,371
Derivative liabilities - warrants	198,130	2,246,896

Total current liabilities	5,663,626	6,906,703

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 7,500,000 and 10,000,000 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	7,500	10,000
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 3,415,000 and 4,915,000 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3,415	4,915
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 1,188,354,264 and 1,045,456,564 shares issued and at March 31, 2008 and December 31, 2007, respectively	1,188,355	1,045,457
Change in Accounting Principle	658,128	658,128
Additional paid-in capital	250,678,506	250,636,093
Losses accumulated during the development stage	(258,183,042)	(259,231,178)

Total stockholders' deficit	(5,647,138)	(6,876,585)

Total liabilities and stockholders' deficit	$16,488	$30,118

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the 3 Months Ended March 31, 2008 and 2007 and for the Period

From Inception, August 13, 2002, to March 31, 2008

(unaudited)

	For the three months ended:		Inception
	March 31,	March 31,	(August 13, 2002) to
	2008	2007	March 31, 2008

Operating costs and expenses:
General and administrative expenses	$163,709	$1,750,621	$252,091,026
Research and development	–	$299,686	1,664,686
Loss from operations	(163,709)	(2,050,307)	(253,755,712)

Other income and (expenses)
Interest income	–	–	175
Gain on settlement	–	–	545,914
Cost of rescission	–	–	(43,074)
Cost of recapitalization	–	–	(273,987)
Goodwill impairment	–	–	(541,101)
Impairment of property and equipment	–	(185,657)	(235,299)
Impairment of patent rights	–	–	(38,500)
Change in fair value of financial instruments	1,831,152	13,175,231	46,140,035
Loss on debt extinguishment	–	–	(492,464)
Interest expense	(469,810)	(218,341)	(48,405,872)
Registration rights expense	(149,497)	(489,788)	(1,083,157)

Total other income and (expenses), net	1,211,845	12,281,445	(4,427,330)

Net profit (loss) before cumulative effect of change in accounting principle	1,048,136	10,231,138	(258,183,042)

Cumulative effect of change in accounting principle	–	658,129	–

Net profit (loss)	$1,048,136	$10,889,267	$(258,183,042)

Weighted average shares outstanding	1,083,933,701	803,152,120
Fully diluted weighted average shares outstanding	3,154,836,868	2,511,784,883

Net profit/(loss) per common share - basic	$0.00	$0.01
Net profit/(loss) per common share - diluted	$0.00	$0.00

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to March 31, 2008

(unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Stage	Total

Balance at inception, August 13, 2002	–	$–	–	$–	–	$–	–	$–	$–	$–	$–	$–	$–

Initial contribution to establish Energy Resource Management, Inc.	–	–	–	–	–	–	–	–	–	1,020	–	–	1,020

Recapitalization on August 26, 2002	–	–	–	–	–	–	5,335	5	–	(5)	–	–	–

Common stock issued in exchange for consulting services	–	–	–	–	–	–	1,086	1	–	2,233,149	(1,030,917)		1,202,232

Net Loss	–	–	–	–	–	–	–	–	–	–	–	(1,555,838)	(1,555,838)

Balance at December 31, 2002	–	$–	–	$–	–	$–	6,421	$6	$–	$2,234,164	$(1,030,917)	$(1,555,838)	$(352,586)

Recognition of deferred compensation under consulting agreements	–	–	–	–	–	–	–	–	–	–	1,030,917	–	1,030,917

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	4,180	4	–	154,996	–	–	155,000

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	1,200	1	–	170,055	–	–	170,056

Common stock issued in exchange for extension of acquisition agreement	–	–	–	–	–	–	110	–	–	4,400	–	–	4,400

Common stock issued as a contribution to a related charitable organization	–	–	–	–	–	–	2,280	3	–	91,197	–	–	91,200

Common stock issued to escrow for acquisition of DreamCity	–	–	–	–	–	–	8,000	8	–	359,992	–	–	360,000

Interest recognition on loan from stockholder	–	–	–	–	–	–	–	–	–	6,209	–	–	6,209

Net loss	–	–	–	–	–	–	–	–	–	–	–	(1,999,913)	(1,999,913)

Balance at December 31, 2003	–	$–	–	$–	–	$–	22,191	$22	$–	$3,021,013	$–	$(3,555,751)	$(534,716)

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to March 31, 2008

(unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Stage	Total

Common Stock issued for acquisition of patent rights	5,000,000	5,000	–	–	–	–	5,100,000	5,100	–	(10,100)	–	–	–

Common stock issued for cash unde Regulation D offering	–	–	–	–	–	–	39,600,000	39,600	–	403,125	–	–	442,725

Common stock issued in payment of legal fees	–	–	–	–	–	–	252,000	252	–	49,748	–	–	50,000

Special dividend to certain major stockholders in Gene-Cell, Inc.	–	–	–	–	–	–	5,000,000	5,000	–	(5,000)	–	–	–

Common stock issued in exchange for consulting services and employee compensation	5,000,000	5,000	–	–	–	–	31,926,240	31,926	–	106,196,089	–	–	106,233,015

Common stock issued to repay debt	–	–	–	–	–	–	5,002,000	5,002	–	94,998	–	–	100,000

Common stock issued to round stock splits	–	–	–	–	–	–	45,336	45	–	(45)	–	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	(106,417,974)	(106,417,974)

Balance at December 31, 2004	10,000,000	$10,000	–	$–	–	$–	86,947,767	$86,947	$–	$109,749,828	$–	$(109,973,725)	$(126,950)

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	22,150,950	22,151	–	374,409	–	–	396,360

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	6,060,000	6,060	42,828,835	42,829	–	105,491,829	–	–	105,540,718

Common stock issued upon exercise of stock warrants	–	–	–	–	–	–	244,763	245	–	268,935	–	–	269,180

Common stock issued for conversion of notes payable	–	–	–	–	–	–	42,215,361	42,215	–	27,353	–	–	69,568

Return and cancellation of shares	–	–	–	–	–	–	(6,466,700)	(6,467)	–	6,467	–	–	–

Common stock issued to escrow for debt conversions and warrant exercises	–	–	–	–	–	–	21,190,000	21,190	–	(21,190)	–	–	–

Issuance of compensatory stock options to Chief Executive Officer	–	–	–	–	–	–	–	–	–	31,250,000	–	–	31,250,000

Net Loss	–	–	–	–	–	–	–	–	–	–	–	(138,426,088)	(138,426,088)

Balance at December 31, 2005	10,000,000	$10,000	–	$–	6,060,000	$6,060	209,109,976	$209,110	$–	$247,147,631	$–	$(248,399,823)	$(1,027,022)

Common stock issued for cash under Regulation D offering	–	–	–	–	395,275	395	600,000	600	–	529,237	–	–	530,232

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	1,000,000	1,000	7,125,000	7,125	–	603,643	–	–	611,768

Common stock issued upon exercise of stock options/warrants	–	–	–	–	–	–	389,540	389	–	425,577	–	–	425,966

Common stock issued for conversion of notes payable	–	–	–	–	–	–	162,049,548	162,050	–	(115,415)	–	–	46,635

Return and cancellation of shares	–	–	–	–	(1,000,000)	(1,000)	–	–	–	1,000	–	–	–

Common stock issued/(returned) to/(from)escrow for debt conversions and warrant exercises	–	–	–	–	–	–	(21,167,500)	(21,167)	–	21,167	–	–	–

Shares Issued for Debt Extinguishment	–	–	–	–	–	–	60,000,000	60,000	–	750,000	–	–	810,000

Shares issued for Debt Commitment	–	–	–	–	–	–	30,000,000	30,000	–	420,000			450,000

Conversion of Preferred C for Common	–	–	–	–	(1,540,000)	(1,540)	154,000,000	154,000	–	(152,460)	–	–	–

Net Loss	–	–	–	–	–	–	–	–	–	–	–	(22,870,501)	(22,870,501)

Balance at December 31, 2006	10,000,000	$10,000	–	$–	4,915,275	$4,915	602,106,564	$602,107	$–	249,630,380	$–	(271,270,324)	$(21,022,922)

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to March 31, 2008

(unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Stage	Total

Change in Accounting Principle	–	–	–	–	–	–	–	–	658,128	–	–	–	658,128

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	393,350,000	393,350	–	1,022,710	–	–	1,416,060

Common stock issued upon exercise of stock options/warrants	–	–	–	–	–	–	50,000,000	50,000	–	(37,500)	–	–	12,500

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	20,503	–	–	20,503

Net Profit	–	–	–	–	–	–	–	–	–	–	–	12,039,146	12,039,146

Balance at December 31, 2007	10,000,000	$10,000	–	$–	4,915,275	$4,915	1,045,456,564	$1,045,457	$658,128	250,636,093	$–	(259,231,178)	$(6,876,585)

Common and preferred stock forfieted in settlement agreement	(1,000,000)	(1,000.00)	–	–	(1,500,000)	(1,500)	(7,102,300)	(7,102)	–	123,602	–	–	114,000

Conversion of Preferred A for Common	(1,500,000)	(1,500)	–	–	–	–	150,000,000	150,000	–	(148,500)	–	–	–

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	8,423	–	–	8,423

Wages Payable forfieted from related party	–	–	–	–	–	–	–	–	–	45,000	–	–	45,000

Expenses incurred by related party for no consideration	–	–	–	–	–	–	–	–	–	13,888	–	–	13,888

Net Profit	–	–	–	–	–	–	–	–	–	–	–	1,048,136	1,048,136

Balance at March 31, 2008	7,500,000	$7,500	–	$–	3,415,275	$3,415	1,188,354,264	$1,188,355	658,128	250,678,506	$–	(258,183,042)	$(5,647,138)

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the 3 Months Ended March 31, 2008 and 2007 and for the Period

From Inception, August 13, 2002, to March 31, 2008

(unaudited)

	For the three months ended:		Inception
	March 31,	March 31,	(August 13, 2002) to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net profit/(loss)	$1,048,136	$10,231,138	(258,183,042)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:			–
Gain on settlement	–	–	(827,914)
Impairment of property and equipment	–	185,657	420,956
Impairment of goodwill	–	–	541,101
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Compensatory common and preferred stock issuances	–	1,416,060	213,971,617
Compensatory option issuances	–	–	31,250,000
Interest imputed on non-interest bearing note from a stockholder	8,423	–	36,180
Interest expense recognized on issuance and through accretion of discount on long-term debt	385,527	154,235	47,955,274
Change in fair value of derivatives	(1,831,152)	(13,175,231)	(46,140,034)
Loss on extinguishment of debt	–	–	492,464
Impairment of patent rights	–	–	38,502
Common stock issued for rescission agreement	–	–	43,074
Common stock issued to pay of accounts payable	–	–	50,000
Contributed capital	58,888	–	58,888
Depreciation expense	–	625	50,819
Changes in operating assets and liabilities
Accrued registration rights expense	149,497	–	1,083,157
Changes in prepaid assets	(600)	–	(600)
Changes in related party accounts payable	15,000	–	350,351
Changes in accounts payable and accrued liabilities	166,281	1,190,060	2,454,757

Net cash provided by (used in) operating activities	–	2,544	(3,847,313)

Cash flows from investing activities:
Acquisition of equipment	–	–	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used in investing activities	–	–	(526,394)

Cash flows from financing activities:
Bank overdraft/payoff overdraft	–	(3,631)	–
Proceeds from stockholder advances	–	–	49,672
Net proceeds from convertible debt	–	–	2,154,040
Proceeds from note payable	–	–	157,500
Proceeds from warrant exercise and deposit
for warrant exercise	–	–	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common stock	–	–	1,382,937

Net cash provided by (used in) financing activities	–	(3,631)	4,373,707

Net increase (decrease) in cash and equivalents	–	(1,088)	–

Cash and cash equivalents at beginning of year	–	1,088	–

Cash and cash equivalents at end of period	–	–	–

The accompanying notes are an integral part of the unaudited financial statements.

SAVICORP

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and March 31, 2007 and for the Period

From Inception, August 13, 2002 to March 31, 2008 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2008 and as of December 31, 2007.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2008, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $258,183,042 for the period from inception, August 13, 2002, to March 31, 2008. At March 31, 2008, the Company is in a negative working capital position of $5,663,026 and has a stockholders' deficit of $5,647,138. Additionally, as of March 31, 2008 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities – Related Party

Accounts payable and accrued liabilities to a related party of $347,786, at March 31, 2008 represents amounts due to His Divine Vehicle, Inc, ("HDV", a company owned by the Company’s chief technology officer who is also a major stockholder). The amounts due HDV are primarily related to actual and estimated operations and research and development activities that were paid by HDV on behalf of the Company.

5.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

6.	Debt

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

Gross amount received – contractual balance	$2,470,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,104,040

Following is an analysis of long-term debt at March 31, 2008:

Contractual balance, in default	$2,470,000
Less unamortized discount	(548,736)

Convertible debt	$1,921,264

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2007 and March 31, 2008 at $933,660 and $1,083,157 respectively.

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

7.	Commitments and Contingencies

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

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on an annual basis from CEE, LLC, for $110,000 per year.

8.	Stockholders' Equity

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

Quarter Ended March 31, 2008

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

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at March 31, 2008.

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

Quarter Ended March 31, 2008

In February 2008, as part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopios have returned to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares.

In March 2008, 1,500,000 Preferred A shares were converted to 150,000,000 common shares.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at March 31, 2008

Warrants issued in connection with Cornell financing	2,900,000,000
Stock options issued at for patent rights and Compensation	–
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	750,000,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	341,500,000

Total	3,991,500,000

Other Equity Transactions

Year Ended December 31, 2007

Interest was imputed on non-interest bearing related party debt in the amount of $20,503 and credited to additional paid in capital.

Quarter Ended March 31, 2008

Interest was imputed on non-interest bearing related party debt in the amount of $8,423 and credited to additional paid in capital.

His Divine Vehicle, a related party contributed $13,888 in capital by incurring expenses on behalf of the Company.

Greg Sweeney, the former CEO, waived $45,000 in wages which was credited to additional paid in capital.

9.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the year ended December 31, 2007 and the quarter ended March 31, 2008. Those transactions included the exercise of options by Serge Monros and are described in Note 8.

As discussed in Note 7, Serge Monros, the Company’s current chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego.

As also discussed in Note 7, Mario Procopio filed a derivative suit on behalf of the Company naming the Company and Serge Monros in the Superior Court of the State of California for the County of Orange.

During 2007 and 2008 His Divine Vehicle, Inc. incurred costs on behalf of the Company. At March 31, 2008, the Company owes His Divine Vehicle, Inc. $347,786 and Serge Monros $222,000 in accrued wages.

In the first quarter of 2008, HDV incurred $13,888 in expenses on behalf of the company and received no compensation. This amount was booked to additional paid in capital.

Greg Sweeney, the former CEO waived $45,000 of accrued wages as part of his settlement agreement with the company.

10.	Change in Accounting Principle for Registration Payment Arrangements.

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

As of
December 31, 2006
Under EITF 00-19
Income Statement Impacts
Change in value of CED	2,871,934
Amortization of Discount	117,504
Balance Sheet Impacts
Discount on Note	1,764,136
Derivative Liability	3,459,979

Under EITF 00-19-02
Income Statement Impacts
Change in value of CED	2,302,219
Amortization of Discount	112,211
Balance Sheet Impacts
Discount on Note	1,730,720
Derivative Liability	2,768,435

The net impact to the balance sheet is $658,128 and shows in the equity section of the balance sheets.

11.	Fair Value of Financial Instruments.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2007 to March 31, 2008:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2007	$83,371	$2,246,896	$2,330,267
Change in Fair Value	$217,614	$(2,048,766)	$(1,831,152)
Fair value at March 31, 2008	$300,985	$198,130	$499,115

For the quarter ended March 31, 2008, net derivative income was $1,831,152.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	March 31, 2008	December 31, 2007
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.22%-1.79%	3.07%-3.49%
Volatility	257%	225%
Maturity dates	0.0-3.772 years	0.0-3.748 years
Stock Price	0.0003	0.0008

The Golden Gate warrants (102,125) expired on 05/05/07. The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable.

12.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the period ended March 31, 2008 and the year ended December 31, 2007, the Company engaged in various non-cash investing and financing activities as follows:

	2008	2007
Common stock issued for exercise of stock options for debt due option holder	$–	$12,500
Change in accounting principle	$–	$691,544
Settlement of AP with fixtures & furniture	$–	$16,119
Conversion of Preferred Stock into Common Stock	$148,500	$–
Procopio Settlement	$123,602	$–

During the period ended March 31, 2008 and the year ended December 31, 2007, the Company made no cash interest payments or income tax payments.

13.	Subsequent Events.

Stock Issuances:

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

Overview

We are considered a development stage enterprise because as of March 31, 2008 we have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce, harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of March 31, 2008 we do not have any products available for sale and we will acquire additional funding before we will be able to begin production of our products and there is no guarantee that we will be able to obtain such additional funding.

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

Business History

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

Results of Operations

During the period from inception, August 13, 2002, to March 31, 2008, we have not generated any revenue from operations. As of March 31, 2008, we have accumulated net losses in the development stage of $258,183,042 for the period from inception, August 13, 2002, to March 31, 2008. Additionally, at March 31, 2008, we are in a negative working capital position of $5,663,026 and a stockholders' deficit position $5,647,138. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2008, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

25

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

As of March 31, 2008, we had limited operations and we expect to require additional cash of a minimum of approximately $3,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

As of March 31, 2008, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of March 31, 2008, the Company had no cash and current assets of $600.

Total current liabilities were $5,663,626 as of March 31, 2008, consisting of convertible debt, net, of $1,921,264, derivative liabilities of $499,115, accounts payable and accrued liabilities of $3,083,952, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $5,663,026 as of March 31, 2008.

We incurred net losses of $258,183,042 during the period from inception, August 13, 2002, to March 31, 2008. In addition, at March 31, 2008, we were in a negative working capital position and had a stockholders' deficit of $5,647,138. As a result, our independent registered public accounting firm, in its report dated October 24, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $54,570 per month, for the period ended March 31, 2008.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of March 31. 2008, the Company was in default on this debt.

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

ITEM 3. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures . As of March 31, 2008, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

For the quarter ended March 31, 2008, the Company issued/cancelled the following:

In February 2008, as part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopios have returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options.

In March 2008, 1,500,000 Preferred A shares were converted to 150,000,000 common shares.

For the remainder of 2008, the Board of Directors authorized the issuance of 13,500,000 shares of its common stock and 112,500 shares of its Preferred C stock to 6 accredited and unaccredited investors for services rendered valued at an aggregate of $14,625 based on the market value at the date awarded. In May 2008, 2,152,000 Preferred A shares were converted to 215,200,000 common shares. The Board of Directors authorized the issuance of an aggregate of 500,000,000 common shares, 5,000,000 Preferred A shares and 5,000,000 Preferred C shares in exchange for a licensing agreement with His Divine Vehicle. His Divine Vehicle subsequently loaned back 1,000,000 Preferred A shares. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of March 31. 2008, the Company was in default on this debt and the associated registration rights agreement.

The Company is in default of its registration rights agreement with the investor and its long-term debt. Such default and the Company’s inability to fund its ongoing operations increase the likelihood that the investor could seize its assets to partially satisfy the debt or find another operator of those assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SaviCorp

Date: October 24, 2013	By: /s/ SERGE MONROS
Serge Monros
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: October 24, 2013	By: /s/ SERGE MONROS
Serge Monros
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

