Form 10-Q
period 2008-06-30
SaviCorp
filed 2013-10-25
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2008

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

SAVICORP

(A Corporation in the Development Stage)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending June 30, 2008

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements	2

Balance Sheets: June 30, 2008 and December 31, 2007	2

Statements of Operations: For the three and six months ended June 30, 2008 and 2007 and for the period from inception, August 13, 2002, to June 30, 2008	3

Statement of Stockholders’ Deficit: For the period from inception, August 13, 2002, to June 30, 2008	4

Statements of Cash Flows: For the six months ended June 30, 2008 and 2007 and for the period from inception, August 13, 2002, to June 30, 2008	7

Notes to Unaudited Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Changes in Securities	30

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	33

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$581	$–

Total current assets	581	–

Deferred financing costs	1,574	30,118

Total assets	$2,155	$30,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $56,374 and $920,033, as of 6/30/08 and 12/31/07 respectively, in default as of 6/30/08	2,413,626	1,564,967
Accounts payable and accrued liabilities	3,041,926	2,519,388
Related party accounts payable	362,786	332,786
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	231,890	83,371
Derivative liabilities - warrants	126,929	2,246,896

Total current liabilities	6,336,452	6,906,703

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 5,347,500 and 10,000,000 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5,348	10,000
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 3,415,000 and 4,915,000 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3,415	4,915
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 1,403,604,264 and 1,045,456,564 shares issued and at June 30, 2008 and December 31, 2007, respectively	1,403,605	1,045,457
Change in Accounting Principle	658,128	658,128
Additional paid-in capital	250,508,713	250,636,093
Losses accumulated during the development stage	(258,913,506)	(259,231,178)

Total stockholders' deficit	(6,334,297)	(6,876,585)

Total liabilities and stockholders' deficit	$2,155	$30,118

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the 3 and 6 months ended June 30, 2008 and 2007 and for the Period

From Inception, August 13, 2002, to June 30, 2008

(unaudited)

	For the three months ended:		For the six months ended:
	June 30,	June 30,	June 30,	June 30,	Inception (August 13, 2002) to
	2008	2007	2008	2007	June 30, 2008

Operating costs and expenses:
General and administrative expenses	$131,089	$397,824	$294,797	$2,148,445	$252,222,114
Research and development	–	$118,428	–	$418,114	1,664,686
Loss from operations	(131,089)	(516,252)	(294,797)	(2,566,559)	(253,886,800)

Other income and (expenses)
Interest income	–	–	–	–	175
Gain on settlement	–	–	–	–	545,914
Cost of rescission	–	–	–	–	(43,074)
Cost of recapitalization	–	–	–	–	(273,987)
Goodwill impairment	–	–	–	–	(541,101)
Impairment of property and equipment	–	–	–	(185,657)	(235,299)
Impairment of patent rights	–	–	–	–	(38,500)
Change in fair value of financial instruments	140,296	1,158,827	1,971,448	14,334,058	46,280,331
Loss on debt extinguishment	–	–	–	–	(492,464)
Interest expense	(590,174)	(253,459)	(1,059,984)	(471,800)	(48,996,046)
Registration rights expense	(149,498)	(150,067)	(298,995)	(639,855)	(1,232,655)

Total other income and (expenses), net	(599,376)	755,301	612,469	13,036,746	(5,026,706)

Net profit (loss) before cumulative effect of
change in accounting principle	(730,465)	239,049	317,672	10,470,187	(258,913,506)

Cumulative effect of change in accounting principle	–	–	–	658,129	–

Net profit (loss)	$(730,465)	$239,049	$317,672	$11,128,316	$(258,913,506)

Weighted average shares outstanding	1,297,161,956	995,456,564	1,190,547,829	901,489,620
Fully diluted weighted average shares outstanding	1,297,161,956	2,695,317,397	2,066,825,329	2,601,350,453

Net profit/(loss) per common share - basic	$(0.00)	$0.00	$0.00	$0.01
Net profit/(loss) per common share - diluted	$(0.00)	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the unaudited financial statements

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

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to March 31, 2008

(unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Stage	Total

Change in Accounting Principle	–	–	–	–	–	–	–	–	658,128	–	–	–	658,128

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	393,350,000	393,350	–	1,022,710	–	–	1,416,060

Common stock issued upon exercise of stock options/warrants	–	–	–	–	–	–	50,000,000	50,000	–	(37,500)	–	–	12,500

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	20,503	–	–	20,503

Net Profit	–	–	–	–	–	–	–	–	–	–	–	12,039,146	12,039,146

Balance at December 31, 2007	10,000,000	$10,000	–	$–	4,915,275	$4,915	1,045,456,564	$1,045,457	$658,128	250,636,093	$–	(259,231,178)	$(6,876,585)

Common and preferred stock forfeited in settlement agreement	(1,000,000)	(1,000)	–	–	(1,500,000)	(1,500)	(7,102,300)	(7,102)	–	123,602	–	–	114,000

Conversion of Preferred A for Common	(3,652,500)	(3,652)	–	–	–	–	365,250,000	365,250	–	(361,598)	–	–	–

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	17,218	–	–	17,218

Wages Payable forfeited from related party	–	–	–	–	–	–	–	–	–	45,000	–	–	45,000

Expenses incurred by related party for no consideration	–	–	–	–	–	–	–	–	–	48,398	–	–	48,398

Net Profit	–	–	–	–	–	–	–	–	–	–	–	317,672	317,672

Balance at June 30, 2008	5,347,500	$5,348	-	$-	3,415,275	$3,415,	1,403,604,264	$1,403,605	658,128	250,508,713	$-	(258,913,506)	$(6,334,297)

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the 6 Months Ended June 30, 2008 and 2007 and for the Period

From Inception, August 13, 2002, to June 30, 2008

(unaudited)

	For the six months ended:		Inception (August 13, 2002) to
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash flows from operating activities:
Net profit/(loss)	$317,672	$10,470,187	(258,913,506)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:			–
Gain on settlement	–	–	(827,914)
Impairment of property and equipment	–	185,657	420,956
Impairment of goodwill	–	–	541,101
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Compensatory common and preferred stock issuances	–	1,416,060	213,971,617
Compensatory option issuances	–	–	31,250,000
Interest imputed on non-interest bearing note from a stockholder	17,218	–	44,975
Interest expense recognized on issuance and through accretion of discount on long-term debt	892,203	338,752	48,461,950
Change in fair value of derivatives	(1,971,448)	(14,334,058)	(46,280,330)
Loss on extinguishment of debt	–	–	492,464
Impairment of patent rights	–	–	38,502
Common stock issued for rescission agreement	–	–	43,074
Common stock issued to pay of accounts payable	–	–	50,000
Contributed capital	93,398	–	93,398
Depreciation expense	–	625	50,819
Changes in operating assets and liabilities
Accrued registration rights expense	298,995	–	1,232,655
Changes in prepaid assets	–	–	–
Changes in related party accounts payable	30,000	–	365,351
Changes in accounts payable and accrued liabilities	322,543	1,925,320	2,611,019
Net cash provided by (used in) operating activities	581	2,543	(3,846,732)

Cash flows from investing activities:
Acquisition of equipment	–	–	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used in investing activities	–	–	(526,394)

Cash flows from financing activities:
Bank overdraft/payoff overdraft	–	(3,631)	–
Proceeds from stockholder advances	–	–	49,672
Net Proceeds from convertible debt	–	–	2,154,040
Proceeds from note payable	–	–	157,500
Proceeds from warrant exercise and deposit for warrant exercise	–	–	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common stock	–	–	1,382,937
Net cash provided by (used in) financing activities	–	(3,631)	4,373,707

Net increase (decrease) in cash and equivalents	581	(1,088)	581

Cash and cash equivalents at beginning of year	–	1,088	–

Cash and cash equivalents at end of period	581	–	581

The accompanying notes are an integral part of the unaudited financial statements.

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2008 and June 30, 2007 and for the Period

From Inception, August 13, 2002 to June 30, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had limited cash equivalents as of June 30, 2008 and no cash equivalents as of December 31, 2007.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2008, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $258,913,506 for the period from inception, August 13, 2002, to June 30, 2008. At June 30, 2008, the Company is in a negative working capital position of $6,335,871 and has a stockholders' deficit of $6,334,297. Additionally, as of June 30, 2008 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities – Related Party

Accounts payable and accrued liabilities to a related party of $362,786, at June 30, 2008 represents amounts due to His Divine Vehicle, Inc, ("HDV", a company owned by the Company’s chief technology officer who is also a major stockholder). The amounts due HDV are primarily related to actual and estimated operations and research and development activities that were paid by HDV on behalf of the Company.

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

Gross amount received – contractual balance	$2,470,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,104,040

Following is an analysis of long-term debt at June 30, 2008:

Contractual balance, in default	$2,470,000
Less unamortized discount	(56,374)

Convertible debt	$2,413,626

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2007 and June 30, 2008 at $933,660 and $1,292,655 respectively.

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

Period Ended June 30, 2008

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

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at June 30, 2008.

Stock Warrants

In connection with the securities purchase agreement (See Note 6), we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

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

Period Ended June 30, 2008

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

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at December 31, 2008

Warrants issued in connection with Cornell financing	2,900,000,000
Stock options issued at for patent rights and Compensation	–
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	534,750,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	341,527,500

Total	3,776,277,500

Other Equity Transactions

Year Ended December 31, 2007

Interest was imputed on non-interest bearing related party debt in the amount of $20,503 and credited to additional paid in capital.

Period Ended June 30, 2008

Interest was imputed on non-interest bearing related party debt in the amount of $17,218 and credited to additional paid in capital.

His Divine Vehicle, a related party contributed $48,398 in capital by incurring expenses on behalf of the Company.

Greg Sweeney, the former CEO, waived $45,000 in wages which was credited to additional paid in capital.

9.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the year ended December 31, 2007 and the period ended June 30, 2008. Those transactions included the exercise of options by Serge Monros and are described in Note 8.

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

During 2007 and 2008 His Divine Vehicle, Inc. incurred costs on behalf of the Company. At June 30, 2008, the Company owes His Divine Vehicle, Inc. $362,786 and Serge Monros $258,000 in accrued wages.

In the first six months of 2008, HDV incurred $48,398 in expenses on behalf of the company and received no compensation. This amount was booked to additional paid in capital.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2007 to June 30, 2008:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2007	$83,371	$2,246,896	$2,330,267
Change in Fair Value	$148,519	$(2,119,967)	$(1,971,448)
Fair value at June 30, 2008	$231,890	$126,929	$358,819

For the six month period ended June 30, 2008, net derivative income was $1,971,448.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	June 30, 2008	December 31, 2007
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.17%-1.64%	3.07%-3.49%
Volatility	279%	225%
Maturity dates	0.0-3.522 years	0.0-3.748 years
Stock Price	0.0002	0.0008

The Golden Gate warrants (102,125) expired on 05/05/07. The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable.

12.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the period ended June 30, 2008 and the year ended December 31, 2007, the Company engaged in various non-cash investing and financing activities as follows:

	2008	2007
Common stock issued for exercise of stock options for debt due option holder	$–	$12,500
Change in accounting principle	$–	$691,544
Settlement of AP with fixtures & furniture	$–	$16,119
Conversion of Preferred Stock into Common Stock	$361,598	$–
Procopio Settlement	$123,602	$–

During the period ended June 30, 2008 and the year ended December 31, 2007, the Company made no cash interest payments or income tax payments.

13.	Subsequent Events.

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

Overview

We are considered a development stage enterprise because as of June 30, 2008 we have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce, harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of June 30, 2008 we do not have any products available for sale and we will acquire additional funding before we will be able to begin production of our products and there is no guarantee that we will be able to obtain such additional funding.

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

Results of Operations

During the period from inception, August 13, 2002, to June 30, 2008, we have not generated any revenue from operations. As of June 30, 2008, we have accumulated net losses in the development stage of $258,913,506 for the period from inception, August 13, 2002, to June 30, 2008. Additionally, at June 30, 2008, we are in a negative working capital position of $6,335,871 and a stockholders' deficit position $6,334,297. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2008, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

As of June 30, 2008, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $581 in cash and current assets of $581.

Total current liabilities were $6,336,452 as of June 30, 2008, consisting of convertible debt, net, of $2,413,626, derivative liabilities of $358,819, accounts payable and accrued liabilities of $3,404,712, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $6,335,871 as of June 30, 2008.

We incurred net losses of $258,913,506 during the period from inception, August 13, 2002, to June 30, 2008. In addition, at June 30, 2008, we were in a negative working capital position and had a stockholders' deficit of $6,334,297. As a result, our independent registered public accounting firm, in its report dated October 24, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $49,133 per month, for the period ended June 30, 2008.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of June 30, 2008, the Company was in default on this debt.

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

ITEM 3. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures . As of June 30, 2008, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

For the six months ended June 30, 2008, the Company issued/cancelled the following:

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of June 30, 2008, the Company was in default on this debt and the associated registration rights agreement.

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

