Form 10-K
period 2009-12-31
SaviCorp
filed 2013-11-27
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Yes  ☐  No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

Yes  ☐  No   ☒   Delinquent filers are disclosed herein.

Total revenues for Fiscal Year 2009 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the closing price on June 30, 2009, was $380,408.

As of November 25, 2013 there were 5,973,827,673 shares of issuer’s common stock outstanding.

SAVICORP

FORM 10-K

For the Fiscal Year Ended December 31, 2009

i

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of SaviCorp on Form 10-K contains forward-looking statements, particularly those identified with the words "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

In 2009, we were considered a development stage enterprise because we then had no significant operations, had not yet generated revenue from new business activities and were devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of 2011, the Company began selling its products.

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

Employees

During 2009, we had consulting agreements with all management and staff members. We regularly utilize the services of consultants on an as-needed basis. As of November 1, 2013, the Company had 6 full time employees. In addition, we hire independent contractor labor on an as needed basis. Historically none of our employees belonged to a collective bargaining union. We have not experienced a work stoppage and historically our employee relations have been good.

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

Risks Relating to Our Business:

We Have a Limited Operating History Upon Which You Can Base An Investment Decision.

Our company was formed on August 13, 2002, and through December 31, 2009 we had not sold any products and did not have any agreements for the sale of our products or licensing of our technology. Therefore we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales, if any. Furthermore, once we begin producing products for sale we may not be able to market our technology and products sufficiently to generate public interest in our goods. If only a small portion of the population decides to use our products, we will experience limits on our revenues and our ability to achieve profitability. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net operating losses of $995,283 for the year ended December 31, 2009 and $1,025,299 for the year ended December 31, 2008. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. To date we have not generated any revenues from our business activities. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed.

We will require additional funds to sustain and expand our research and development activities. As of December 31, 2009, we anticipate that we will require up to approximately $2,000,000 to fund our operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.

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

In their report dated November 26, 2013, our independent auditors stated that our financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $265,053,329 during the period from inception, August 13, 2002, to December 31, 2009. In addition, at December 31, 2009, we were in a negative working capital position of $10,809,260 and had a stockholders' deficit of $10,809,260. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

As of December 31, 2009, we had 2,092,104,264 shares of common stock issued and outstanding, secured convertible debentures issued in July, August and September 2006 outstanding that may be converted into a maximum of 6,955,591,704 shares of common stock and outstanding warrants to purchase 66,000,000,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the secured convertible debentures and upon exercise of our warrants, may be sold without restriction, upon the effectiveness of a registration statement that the Company has contractual obligations to complete. The sale of these shares may adversely affect the market price of our common stock.

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

In July 2006, we entered into a securities purchase agreement for the sale of an aggregate of $2,970,000 principal amount of secured convertible debentures. Beginning the earlier of (i) the first business day of the month immediately following the month in which a registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock. We anticipate that we will make the monthly payments in shares of common stock, whenever possible. However, in the event that our stock price should fall below $0.003, we will be required to make such monthly payments in cash. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreement or related secured convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the debentures if the default is not cured within the specified grace period. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. As of December 31, 2009 our stock price had fallen below $.003

If an Event of Default Occurs under the Securities Purchase Agreement dated July 10, 2006, as Amended, Secured Convertible Debentures or Security Agreement, the Investors Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreement dated July 10, 2006, as amended, we executed a security agreement in favor of the investor granting it a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements state that if an event of default occurs under the securities purchase agreement, secured convertible debentures or security agreement, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of December 31, 2009, the Company was in a state of default.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Series A and C Convertible Preferred Stock and the Issuance of Shares Upon Conversion of the Series A and C Convertible Preferred Stock Would Cause Immediate and Substantial Dilution to Our Existing Stockholders.

As of December 31, 2009, we had 2,092,104,264 shares of common stock issued and outstanding and series A and C convertible preferred stock that may be converted into 1,799,527,500 shares of our common stock. The issuance of shares upon conversion of the series A and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Officers And Directors Owned a Significant Interest in Our Voting Stock And Investors Did Not Have Any Voice in Our Management.

As a result of ownership of stock options and convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 41.3% of our outstanding common stock as of December 31, 2009. As a result, these stockholders, acting together, had the ability to control substantially all matters submitted to our stockholders for approval, including:

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

These two suits were settled on February 25, 2008. In reaching the settlement, no parties have made any admission of liability or wrongdoing. As part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopio’s have voluntarily waived accrued unpaid compensation and returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options. As consideration, the Company has agreed to a limited indemnification of the Procopio’s for certain transactions agreed-upon by the Procopio’s and the Company. The Procopio’s also waive any rights to the 4,000,000 Preferred A shares they previously pledged to Cornell Capital and the parties understand that Cornell Capital retains control of this stock.

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

We hired the Los Angeles law firm of Troy Gould to represent us in the matter of this investigation. As of the date of this filing, we believe we have provided all requested material to the SEC. Updates on the investigation will be supplied by supplemental filings hereto.

Status of prior private investment; $0 in 2007 (although HDV sold $13,000 of its shares), $1,000 in 2008 (although HDV sold $453,750 of its shares), $442,000 in 2009, $879,550 in 2010, $1,930,828 in 2011, $342,000 in the first calendar quarter of 2012 and $100,000 in the 2nd quarter of 2012. There is concern that these private placement securities sales were not made in compliance with applicable law (lack of material disclosure and/or failure to file securities sales notices as required by federal law) and the Company may need to offer rescission rights to the investors.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any liability.

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

	Fiscal Year 2008
	High	Low
First Quarter	$0.0010	$0.0003
Second Quarter	$0.0016	$0.0001
Third Quarter	$0.0024	$0.0002
Fourth Quarter	$0.0020	$0.0003

	Fiscal Year 2009
	High	Low
First Quarter	$0.0008	$0.0003
Second Quarter	$0.0005	$0.0001
Third Quarter	$0.0012	$0.0001
Fourth Quarter	$0.0023	$0.0004

HOLDERS

As of November 1, 2013, we had approximately 872 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, located at 1 University Plaza, Suite 505, in Hackensack, NJ 07601.

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

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2009, the Company issued the following:

In February 2009, the Board of Directors authorized the issuance of 150,000,000 common shares for services rendered by independent contractors.

In March 2009, the Board of Directors authorized the issuance of 22,000,000 common shares for services rendered by independent contractors.

In September 2009, the Board of Directors authorized the issuance of 3,000,000 common shares for services rendered by independent contractors.

Board of Directors authorized the issuance of an aggregate of 300,000,000 common shares and 2,500,000 Preferred C shares in exchange for a services rendered by His Divine Vehicle. His Divine Vehicle subsequently loaned back the 300,000,000 common shares and the 2,500,000 Preferred C shares.

In December 2009, the Board of Directors authorized the issuance of 120,000 Preferred C shares for services rendered by independent contractors.

Since 2009, the Board of Directors authorized the issuance of an aggregate of 1,764,518,272 shares of its common stock, 1,045,000 shares of its Preferred A shares and 6,089,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,324,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,377,418,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 396,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,035,839. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

Convertible Notes - Derivative Financial Instruments

The convertible notes issued to Cornell Capital in 2006 and to His Divine Vehicle, Inc. and DS Enterprises, Inc. in 2009 have been accounted for in accordance with SFAS No. 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified that these debenture have embedded derivatives. These embedded derivatives have been bifurcated from the host debt contract and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the convertible notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

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

During the years ended December 31, 2009 and 2008, we had limited operations and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2009, we have not generated any revenue from operations. As of December 31, 2009, we have accumulated net losses in the development stage of $265,053,329 for the period from inception, August 13, 2002, to December 31, 2009. Additionally, at December 31, 2009, we are in a negative working capital position of $10,809,260 and had a stockholders' deficit of $10,098,260. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. We will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2009, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2009, the Company had no current assets.

Total current liabilities were $10,809,260 as of December 31, 2009, consisting of convertible debt, net, of $2,591,899, derivative liabilities of $3,784,530, accounts payable and accrued liabilities of $4,247,758, notes payable of $25,778 and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $10,890,260 as of December 31, 2009.

We incurred net losses of $265,053,329 during the period from inception, August 13, 2002, to December 31, 2009. In addition, at December 31, 2009, we were in a negative working capital position and had a stockholders' deficit of $10,890,260. As a result, our independent registered public accounting firm, in its report dated November 26, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $82,940 per month, for the year ended December 31, 2009.

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

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 was to be advanced two business days prior to a registration statement being declared effective by the SEC. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors.

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

The debentures matured on the second anniversary of the date of issuance and bore interest at the annual rate of 10%. Holders may convert, at any time, any amount outstanding under the debentures into shares of our common stock at a conversion price per share equal to $0.013. Beginning the earlier of (i) the first business day of the month immediately following the month in which a registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted common stock.

We had the option, in our sole discretion, to settle the monthly mandatory redemption amount by (i) paying the investor cash in an amount equal to 115% of the monthly mandatory redemption amount, or (ii) issuing to the investor the number of shares of common stock equal to the monthly mandatory redemption amount divided by $0.007, provided, however, that in order for us to issue shares upon payment of the monthly mandatory redemption amount (A) a registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock shall be greater than the redemption conversion price (currently $0.007) as of the trading day immediately prior to the redemption date.   However, in the event that (A) a registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock is less than the redemption conversion price (currently $0.007) but is greater than $0.003, we shall have the option to settle mandatory redemptions by issuing to the investor the number of shares of common stock equal to the mandatory redemption amount divided by the default conversion price ($0.003).

In the event that certain events of default, such as failure to pay principal or interest when due, failure to issue common stock upon conversion or the delisting or lack of quotation of our common stock, the redemption conversion price will be reduced to the default conversion price.

Cornell had agreed to restrict its ability to convert the debenture and exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

We, at our option, had the right with three business days advance written notice, to redeem a portion or all amounts outstanding under this debenture prior to the maturity date provided that the closing bid price of our common stock, is less than $0.013 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of December 31, 2009, the Company was in default on this debt.

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

During the fiscal years ended December 31, 2009, December 31, 2008, and December 31, 2007 and the subsequent interim and annual periods through November 26, 2013, neither the Company nor anyone acting on its behalf has consulted with M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that M&K concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a "disagreement" or "reportable event" as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2009, 2008, and 2007 exceeded $100,000. Some of the salaries shown during 2007, 2008 and 2009 were accrued and were unpaid or waived as of December 31, 2009:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

				Annual	Restricted	Options	Other
Name & Principal				Compen-	Stock	SARs	LTIP	All Other
Position	Year	Salary ($)	Bonus ($)	sation ($)	Awards($)	(#)	Payouts($)	Compensation
Mario Procopio	2009	-	-	-	-	-	-	-
Former CEO	2008	-	-	-	-	-	-	-
	2007	12,000	-	12,000	-	-	-	-

Greg Sweeney	2009	-	-	-	-	-	-	-
Former CEO	2008	10,000	-	10,000	-	-	-	-
	2007	120,000	-	120,000	360,000	-	-	-

Serge Monros	2009	144,000	-	144,000	-	-	-	-
CEO, CFO	2008	144,000	-	144,000	-	-	-	-
	2007	144,000	-	144,000	-	-	-	-

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

Option/Stock Appreciation Right Grants in 2009

None.

Aggregate Option/SAR Exercises in 2009 and December 31, 2009 Option Values

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of December 31, 2009, the number of and percent of our common stock beneficially owned by

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2009 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2009 have been exercised and converted.

Savi Media Group, Inc.
Related Parties
December 31, 2009

		Beneficially	Percent of
Name	Class	Owned(1)	Class(2)	Title or Nature of Relationship

Greg Sweeney	Common Stock	-	*	Former CEO/Director
2530 S. Birch Street
Santa Ana, California 92707

Phillip C. Scott (3)	Common Stock	104,396,003	4.75%	Former CFO
12707 High Bluff Drive, Suite 200
San Diego, CA 92130

Serge Monros (4)	Common Stock	1,068,652,239	35.12%	CEO/Director
2530 S. Birch Street
Santa Ana, California 92707

Phil Pisanell	Common Stock	11,000,000	*	Director
2530 S. Birch Street
Santa Ana, California 92707

Steve Botkin	Common Stock	-	*	Former CIO/Director
2530 S. Birch Street
Santa Ana, California 92707

Rudy Rodriguez (5)	Common Stock	152,000,000	7.10%	COO/Director
2530 S. Birch Street
Santa Ana, California 92707

All Officers and Directors	Common Stock	1,336,048,242	41.26%
As a Group (6 persons)

Savi Media Group, Inc.
Related Parties (continued)
December 31, 2009

		Beneficially	Percent of
Name	Class	Owned(1)	Class(2)	Title or Nature of Relationship

His Divine Vehicle (6)	Common Stock	1,038,487,633	33.68%	Entity Related to Serge Monros
2530 S. Birch Street
Santa Ana, California 92707

Cornell Capital (7)	Common Stock	50,955,591,704	96.06%
101 Hudson Street, Suite 3700
Jersey City, NJ 07302

His Divine Vehicle	Preferred A	4,867,500	52.07%	Entity Related to Serge Monros

His Divine Vehicle	Preferred C	4,365,000	50.48%	Entity Related to Serge Monros

Alexander M. Haig Jr.	Preferred C	500,000	5.78%	Advisory Board Member

Alexander P. Haig	Preferred C	500,000	5.78%	Advisory Board Member

Rudy Rodriguez	Preferred C	500,000	5.78%	COO/Director

* Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 2,092,104,264 common shares; 9,347,500 Preferred "A" Shares and 8,647,775 Preferred "C" Shares outstanding as of December 31, 2009.

(3)	Includes the conversion of the principal amount of 597,440 plus accrued interest through 12/31/09 of $2,095 converting into common shares at the conversion rate of $0.003 owned by DS Enterprises, Inc., of which Mr. Scott is the Chief Executive Officer.

(4)	Includes 46,898,300 shares of common stock, 486,750,000 shares of common stock underlying series A convertible preferred stock, 436,500,000 shares of common stock underlying series C convertible preferred stock, and includes the conversion of the principal amount of 204,302 plus accrued interest through 12/31/09 of $716 converting into common shares at the conversion rate of $0.003 owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.

(5)	Includes 102,000,000 shares of common stock, 50,000,000 shares of common stock underlying series C convertible preferred stock.

(6)	Includes 486,750,000 shares of common stock underlying series A convertible preferred stock, 436,500,000 shares of common stock underlying series C convertible preferred stock, and includes the conversion of the principal amount of 204,302 plus accrued interest through 12/31/09 of $716 converting into common shares at the conversion rate of $0.003.

(7)	Includes the conversion of the principal amount of $2,485,000 plus accrued interest through 12/31/09 of $1,001,684 converting into common shares at the reset conversion rate of $0.0005. Includes the conversion of the principal amount of $15,000 plus accrued interest of $1,502 through 12/31/09 converting into common shares at the conversion rate of 90% of $0.0015. Includes cashless exercise of 66,000,000,000 warrants at $0.0005 as of 12/31/09.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 6,000,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2009, there were 2,092,104,264 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

We have engaged WorldWide Stock Transfer, LLC as independent transfer agent or registrar.

PREFERRED STOCK

We are authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2009, there were 9,347,500 shares of series A preferred stock issued and outstanding and 8,647,775 shares of series C preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Nevada.

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

The secured convertible debentures bear interest at 10% and mature two years from the date of issuance. Holders may convert, at any time, any amount outstanding under the secured convertible debentures into shares of our common stock at a conversion price per share equal to $0.013, subject to anti-dilution protection. Beginning the earlier of (i) the first business day of the month immediately following the month in which this registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock.

We had the option, in our sole discretion, to settle the monthly mandatory redemption amount by (i) paying the investor cash in an amount equal to 115% of the monthly mandatory redemption amount, or (ii) issuing to the investor the number of shares of our common stock equal to the monthly mandatory redemption amount divided by $0.007, which is known as the redemption conversion price, provided, however, that in order for us to issue shares upon payment of the monthly mandatory redemption amount (A) this registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock shall be greater than the redemption conversion price as of the trading day immediately prior to the redemption date. However, in the event that (A) this registration statement is effective, (B) no event of default shall have occurred, and (C) the closing bid price for our common stock is less than the redemption conversion price but is greater than $0.003, which is known as the default conversion price, we shall have the option to settle the monthly mandatory redemption amount by issuing to the investor the number of shares of common stock equal to the monthly mandatory redemption amount divided by the default conversion price. Accordingly, the secured convertible debentures may be converted into a maximum of 990,000,000 shares of our common stock. On August 29, 2006, the closing bid price for our common stock as quoted by Bloomberg, LP was $0.0065 and, therefore, the conversion price for the secured convertible notes would be $0.003 if we elected to convert the monthly mandatory redemption amount into shares of common stock. The conversion price was reset in 2008 to $0.0005 and based on the $2,470,000 in secured convertible debentures, excluding interest, were convertible into 4,940,000,000 shares of our common stock.

In the event that certain events of default, such as failure to pay principal or interest when due, failure to issue common stock upon conversion or the delisting or lack of quotation of our common stock, the redemption conversion price will be reduced to the default conversion price.

The investor had contractually agreed to restrict its ability to convert the debentures and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock.

We had the right, at our option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date provided that the closing bid price of our common stock, is less than $0.013 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

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

On December 15, 2009, the Company converted accounts payable due to His Divine Vehicle, Inc. and DS Enterprises, Inc. into convertible promissory notes. The notes bear interest at 8%, mature on April 15, 2010, and convert into common shares at the conversion rate of $0.003 subject to anti-dilution protection.

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

As consideration for HDV entering into the Product License Agreement, the Company agreed to issue to Mr. Monros and HDV, if and when available, an aggregate of 500 Million shares of Common Stock, 5 Million shares of Series A Preferred Stock and 5 Million shares of Series C Preferred Stock. In September, 2009, HDV was awarded 300,000,000 common shares and 2,500,000 Preferred C shares for services rendered. In July, 2011, HDV and Mr. Monros entered into a revised licensing agreement which modified the prior consideration paid to an aggregate of 600 Million shares of Common Stock, 6.5 Million shares of Series A Preferred Stock and 2.5 Million shares of Series C Preferred Stock. In connection with this transaction, Mr. Monros waived $350,000 in accrued salary owed to him by the Company, and HDV waived $372,000 owed to it by the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2009 and 2008, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $12,000 and $12,000, respectively.

Audit Related

Our auditors billed us $0 and $0 for audited related work during fiscal years 2009 and 2008, respectively.

Tax Fees

Our auditors billed us $0 and $0 for tax related work during fiscal years 2009 and 2008, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2009 or 2008.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: November 27, 2013	By: /s/ SERGE MONROS
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

Name	Position	Date

/s/ SERGE MONROS Serge Monros	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Director	November 27, 2013

/s/ PHIL PISANELLI Phil Pisanelli	Director	November 27, 2013

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Chief Operating Officer and Director	November 27, 2013

SAVICORP

A Corporation in the Development Stage

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

SaviCorp

(A Corporation in the Development Stage)

We have audited the accompanying balance sheets of SaviCorp (A Corporation in the Development Stage) (the “Company”) as of December 31, 2009 and December 31, 2008 and the related statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. The financial statements for the period from August 13, 2002 (inception) to December 31, 2009, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaviCorp as of December 31, 2009 and 2008 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

November 26, 2013

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

December 31, 2008 and 2009

	December 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$–	$–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $517,781 and $0, $2,485,000 in default for both 2009 and 2008	$2,564,659	$2,485,000
Related party convertible debt, net of unamortized discount of $177,062 and $0	27,240	–
Notes payable, in default	10,778	–
Notes payable, related party, in default	15,000	–
Accounts payable and accrued liabilities	4,247,758	3,525,271
Related party accounts payable	–	15,000
Accounts payable assumed in recapitalization	159,295	159,295
Derivative Liabilities - Embedded Derivatives	2,582,026	614,308
Derivative Liabilities - Warrants	1,202,504	146,511

Total current liabilities	10,809,260	6,945,385

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,347,500 issued and outstanding	9,348	9,348
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,647,500 and 8,527,500 issued and outstanding at December 31, 2009 and 2008, respectively	8,648	8,528
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 2,092,104,264 and 1,917,104,264 shares issued and at December 31, 2009 and 2008, respectively	2,092,104	1,917,104
Change in Accounting Principle	658,128	658,128
Stock Payable	345,000	70,000
Additional paid-in capital	251,130,841	251,119,009
Losses accumulated during the development stage	(265,053,329)	(260,727,502)

Total stockholders' deficit	(10,809,260)	(6,945,385)

Total liabilities and stockholders' deficit	$–	$–

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009 and 2008 and for the Period

From Inception, August 13, 2002, to December 31, 2009

			Inception (August 13, 2002) to
	December 31, 2009	December 31, 2008	December 31, 2009

Operating costs and expenses:
General and administrative expenses	$947,189	$645,885	$253,520,391
Research and Development	48,094	379,414	2,092,194

Loss from operations	(995,283)	(1,025,299)	(255,612,585)

Other income and (expenses):
Interest Income	–	–	175
Gain on settlement	–	9,014	554,928
Cost of rescission	–	–	(43,074)
Cost of recapitalization	–	–	(273,987)
Goodwill impairment	–	–	(541,101)
Impairment of property and equipment	–	–	(235,299)
Impairment of patent rights	–	–	(38,500)
Change in fair value of financial instruments	(1,745,845)	1,569,448	44,132,486
Loss on debt Extinguishment	–	–	(492,464)
Interest expense	(991,899)	(1,287,965)	(50,215,926)
Registration Rights Expense	(592,800)	(761,522)	(2,287,982)

Total other income and (expenses), net	(3,330,544)	(471,025)	(9,440,744)

Net profit (loss)	$(4,325,827)	$(1,496,324)	$(265,053,329)

Weighted average shares outstanding-basic	2,071,901,524	1,366,692,341
Weighted average shares outstanding-diluted	2,071,901,524	1,366,692,341

Net profit (loss) per common share - basic	$(0.00)	$(0.00)
Net profit (loss) per common share - diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2009

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

For the Period From Inception, August 13, 2002, to December 31, 2009

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

For the Period From Inception, August 13, 2002, to December 31, 2009

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

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2009

													Losses
									Change				Accumulated
									in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2007	10,000,000	$10,000	–	$–	4,915,275	$4,915	1,045,456,564	$1,045,457	$658,128	250,636,093	$–	$–	(259,231,178)	$(6,876,585)

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	112,500	113	13,500,000	13,500	–	1,013	–	–	–	14,625

Common and preferred stock forfeited in settlement agreement	(1,000,000)	(1,000)	–	–	(1,500,000)	(1,500)	(7,102,300)	(7,102)	–	123,602	–	–	–	114,000

Common and preferred stock issued for licensing agreement	5,000,000	5,000	–	–	5,000,000	5,000	500,000,000	500,000	–	540,000	–	–	–	1,050,000

Conversion of Preferred A for Common	(3,652,500)	(3,653)	–	–	–	–	365,250,000	365,250	–	(361,598)	–	–	–	–

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	31,185	–	–	–	31,185

Preferred A stock loaned to Company	(1,000,000)	(1,000)	–	–	–	–	–	–	–	(69,000)		70,000	–	–

Wages Payable forfeited from related party	–	–	–	–	–	–	–	–	–	45,000	–	–	–	45,000

Expenses incurred by related party for no consideration	–	–	–	–	–	–	–	–	–	172,714	–	–	–	172,714

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,496,324)	(1,496,324)

Balance at December 31, 2008	9,347,500	$9,348	-	$–	8,527,775	$8,528	1,917,104,264	$1,917,104	658,128	251,119,009	$–	$70,000	(260,727,502)	$(6,945,385)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2009

													Losses
													Accumulated
									Change in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2008	9,347,500	$9,348	–	$–	8,527,775	$8,528	1,917,104,264	$1,917,104	658,128	251,119,009	$–	$70,000	(260,727,502)	$(6,945,385)

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	2,620,000	2,620	475,000,000	475,000	–	(97,120)	–	–	–	380,500

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	7,646	–	–	–	7,646

Common and Preferred C stock loaned to Company	–	–	–	–	(2,500,000)	(2,500)	(300,000,000)	(300,000)	–	27,500		275,000	–	–

Expenses incurred by related party for no consideration	–	–	–	–	–	–	–	–	–	73,806	–	–	–	73,806

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(4,325,827)	(4,325,827)

Balance at December 31, 2009	9,347,500	$9,348	–	$–	8,647,775	$8,648	2,092,104,264	$2,092,104	658,128	251,130,841	$–	$345,000	(265,053,329)	$(10,809,260)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008 and for the Period

From Inception, August 13, 2002, to December 31, 2009

	December 31, 2009	December 31, 2008	Inception (August 13, 2002) to December 31, 2009
Cash flows from operating activities:
Net loss	(4,325,827)	(1,496,324)	(265,053,329)
Adjustments to reconcile net income to net cash used by operating activities:
Gain on settlement	–	(9,014)	(836,928)
Impairment of goodwill	–	–	541,101
Impairment of property and equipment	–	–	420,956
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Loss due to interest on conversion of accounts payable to notes payable	79,945	–	79,945
Compensatory common and preferred stock issuances	380,500	14,626	214,366,743
Compensatory option issuances	–	–	31,250,000
Interest imputed on non-interest bearing note from a stockholder	7,646	31,185	66,588
Interest expense recognized on issuance and
through accretion of discount on debt	106,899	950,151	48,626,797
Change in fair value of derivatives	2,221,969	(1,569,448)	(43,656,361)
Loss on extinguishment of debt	–	–	492,464
Impairment of patent rights	–	–	38,502
Common stock issued for rescission agreement	–	–	43,074
Contributed Capital	73,806	217,714	291,520
License Agreement Expense	–	371,214	371,214
Common stock issued to pay accounts payable	–	–	50,000
Depreciation expense	–	–	50,819
Changes in Operating Assets and Liabilities:
Accrued Registration Rights Expense	592,800	761,522	2,287,982
Changes in related party accounts payable	–	55,000	390,351
Changes in accounts payable and accrued liabilities	862,262	673,374	3,824,112
Net cash used by operating activities	–	–	(3,847,313)
Cash flows from investing activities:
Acquisition of equipment	–	–	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used in investing activities	–	–	(526,394)
Cash flows from financing activities:
Bank overdraft	–	–	–
Proceeds from stockholder advances	–	–	49,672
Net Proceeds from convertible debt	–	–	2,154,040
Proceeds from note payable	–	–	157,500
Proceeds from warrant exercise and deposit for warrant exercise	–	–	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common stock	–	–	1,382,937
Net cash provided by financing activities	–	–	4,373,707
Net increase (decrease) in cash and cash equivalents	–	–	–
Cash and cash equivalents at beginning of year	–	–	–
Cash and cash equivalents at end of year	–	–	–

The accompanying notes are an integral part of the financial statements

SAVI CORP

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2009 and 2008 and for the Period

From Inception, August 13, 2002 to December 31, 2009

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2009 and as of December 31, 2008.

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

Profit/Loss Per Share

Basic and diluted net profit or loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options, warrants and convertible preferred stock that were outstanding during 2008 and 2009 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the year ended December 31, 2008 and 2009. See Note 11 for a discussion of potentially dilutive instruments.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

New Accounting Pronouncements

In July 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principle s . All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the third quarter of 2009. Therefore, beginning with the third quarter of 2009, all references made by the Company in its consolidated condensed financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s consolidated condensed financial statements.

In April 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 350, Intangibles Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and its adoption had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 815, Derivatives and Hedging. This pronouncement requires enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the pronouncement is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This pronouncement became effective in the first quarter of 2009, and its adoption from January 1, 2009 had no effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued ASC 820 — 10 (formerly “Financial Staff Position SFAS No. 157-2”), which delayed the effective date of ASC 820 - 10 (formerly “SFAS No. 157”) for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).The adoption of the provisions of ASC 820-10 did not have a material impact on the Company’s consolidated financial position and results of operations or cash flows.

Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date through the date the financial statements are issued.

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2009, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $265,053,329 for the period from inception, August 13, 2002, to December 31, 2009. At December 31, 2009, the Company is in a negative working capital position of $10,890,260 and has a stockholders' deficit of $10,890,260. Additionally, as of December 31, 2009 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at December 31, 2009 and 2008, consisted of the following:

	2009	2008
Trade accounts payable	$247,837	$610,423
Related party accounts payable	–	15,000
Settlement Due	–	50,777
Accrued wages payable	702,458	489,293
Accrued registration rights penalties	2,287,982	1,695,182
Accrued interest expense	1,009,480	679,596
	$4,247,757	$3,540,271

5.	Accounts Payable and Accrued Liabilities – Related Party

The amounts due at December 31, 2008 of $15,000 is due to Serge Monros ($10,000) and Greg Sweeney ($5,000) for payments made on behalf of the Company related to the Herrera Settlement.

6.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

7.	Convertible Debt

Cornell:

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 would be advanced two business days prior to a registration statement being declared effective by the SEC. In addition, Cornell issued a note payable of $15,000 on April 2, 2007 that on default became convertible. The Company was in default on all debt to Cornell as of December 31, 2008 and December 31, 2009. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors totaling $1,016,942. Following is an analysis of the proceeds received and related fees and expenses paid with such proceeds.

Gross amount received – contractual balance	$2,485,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,119,040

Following is an analysis of convertible debt due Cornell at December 31, 2009:

Contractual balance, in default	$2,485,000
Less unamortized discount	–

Convertible debt	$2,485,000

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2008 and December 31, 2009 at $1,695,182 and $2,287,982 respectively.

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

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matures on April 15, 2010, and converts into common shares at the conversion rate of $0.003 subject to anti-dilution protection.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346

Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at December 31, 2009:

Contractual balance	$597,440
Less unamortized discount	(517,781)

Convertible debt	$79,659

This note is considered a derivative instrument due to the anti-dilution protection related to the conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($597,440 at issuance)and a loss on modification recorded as interest expense in the amount of $344,157. The Company also recorded $79,945 in interest expense upon the conversion of accounts payable to notes payable.

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matures on April 15, 2010, and converts into common shares at the conversion rate of $0.003 subject to anti-dilution protection.

Following is an analysis of convertible debt - related party at December 31, 2009:

Contractual balance	$204,302
Less unamortized discount	(177,062)

Convertible debt	$27,240

This note is considered a derivative instrument due to the anti-dilution protection related to the conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($204,302 at issuance)and a loss on modification recorded as interest expense in the amount of $131,967.

8.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of December 31, 2009 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

9.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Net income/(loss) before income taxes	$(4,325,827)	$(1,496,324)

The components of the Company's deferred tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets
Liabilities
Loss carry-forwards	$2,909,308	$2,362,312
Valuation allowance	(2,909,308)	(2,362,312)
	$–	$–

At December 31, 2009, the Company had generated US net operating loss carry-forwards of approximately $7,755,046 which will expire in various years between 2011 and 2028. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At December 31, 2009 and December 31, 2008, the Company has no uncertain tax positions.

10.	Commitments and Contingencies

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

These two suits were settled on February 25, 2008. In reaching the settlement, no parties have made any admission of liability or wrongdoing. As part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopio's have voluntarily waived accrued unpaid compensation in the amount of $114,000 and returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options. As consideration, the Company has agreed to a limited indemnification of the Procopio's for certain transactions agreed-upon by the Procopio's and the Company. The Procopio's also waive any rights to the 4,000,000 Preferred A shares they previously pledged to Cornell Capital and the parties understand that Cornell Capital retains control of this stock. The gain on settlement was booked to additional paid in capital.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any liability.

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on an annual basis from CEE, LLC, for $110,000 per year.

11.	Stockholders' Equity

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

Year Ended December 31, 2008

In February 2008, as part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopio's have returned to the Company 7,102,300 common shares.

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

Year Ended December 31, 2009

In February 2009, the Board of Directors authorized the issuance of 165,000,000 common shares for services rendered by independent contractors and credited wages payable of $75,000 and recognized $7,500 in consultant expense related to those issuances based on the market value of the stock.

In March 2009, the Board of Directors authorized the issuance of 7,000,000 common shares for services rendered by independent contractors and recognized compensation expense of $3,500 related to those issuances based on the market value of the stock.

In September 2009, the Board of Directors authorized the issuance of 3,000,000 common shares for services rendered by independent contractors and recognized compensation expense of $1,500 related to those issuances based on the market value of the stock.

In September, 2009 the Board of Directors authorized the issuance of an aggregate of 300,000,000 common shares and 2,500,000 Preferred C shares in exchange for a services rendered by His Divine Vehicle and recognized compensation expense of $275,000 related to those issuances based on the market value of the stock. His Divine Vehicle subsequently loaned back the 300,000,000 common shares and the 2,500,000 Preferred C shares.

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

Year Ended December 31, 2007

None.

Year Ended December 31, 2008

In February 2008, as part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopio's have returned to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares.

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

Year Ended December 31, 2009

Board of Directors authorized the issuance of an aggregate of 300,000,000 common shares and 2,500,000 Preferred C shares in exchange for a services rendered by His Divine Vehicle. His Divine Vehicle subsequently loaned back the 300,000,000 common shares and the 2,500,000 Preferred C shares.

In December 2009, the Board of Directors authorized the issuance of 120,000 Preferred C shares for services rendered by independent contractors based on the market value of the underlying common stock.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at December 31, 2009

Warrants issued in connection with Cornell financing	66,000,000,000
Stock options issued at for patent rights and Compensation	–
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	934,750,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	864,750,000
Total	67,798,500,000

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

Year Ended December 31, 2009

Interest was imputed on non-interest bearing related party debt in the amount of $7,646 and credited to additional paid in capital.

His Divine Vehicle, a related party contributed $73,806 in capital by incurring expenses on behalf of the Company.

12.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2009 and 2008. Those transactions included the exercise of options by Serge Monros and are described in Note 11.

As discussed in Note 10, Serge Monros, the Company’s current chief technology officer, filed a derivative suit on behalf of the Company naming the Company, Mario Procopio, and Kathy Procopio as defendants in the Superior Court of the State of California for the County of San Diego.

As also discussed in Note 10, Mario Procopio filed a derivative suit on behalf of the Company naming the Company and Serge Monros in the Superior Court of the State of California for the County of Orange.

During 2007, 2008, and 2009 His Divine Vehicle, Inc. incurred costs on behalf of the Company. At December 31, 2009, the Company owes Serge Monros $168,000 in accrued wages.

HDV, an affiliate of Mr. Monros, manufactures the “DynoValve” and “DynoValve Pro” products and then sells them to the Company for resale pursuant to the Product Licensing Agreement entered into on November 15, 2008. As consideration for HDV entering into the Product Licensing Agreement, the Company agreed to issue to Mr. Monros and HDV, if and when available, an aggregate of 500 Million shares of Common Stock, 5 Million shares of Series A Preferred Stock and 5 Million shares of Series C Preferred Stock. HDV loaned 1,000,000 Preferred A shares to the Company in 2008. As additional consideration for the Licensing Agreement, HDV waived $332,786 owed to it by the company and Mr. Monros waived $306,000 in accrued wages. The excess value of the shares issued (common and preferred) over the debt waived was expensed to research and development. In July, 2011, the stock consideration paid for the licensing agreement was modified to increase the common shares by 100,000,000, increase the Series A Preferred Stock by 1,500,000 and reduce the Series C Preferred Stock by 2,500,000.

In 2008, HDV incurred $172,714 in expenses on behalf of the company and received no compensation. In 2009, HDV incurred $73,806 in expenses on behalf of the company and received no compensation. These amounts were booked to additional paid in capital.

Greg Sweeney, the former CEO waived $45,000 of accrued wages as part of his settlement agreement with the company.

The Board of Directors authorized the issuance of an aggregate of 300,000,000 common shares and 2,500,000 Preferred C shares in exchange for a services rendered by His Divine Vehicle. His Divine Vehicle subsequently loaned back the 300,000,000 common shares and the 2,500,000 Preferred C shares.

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matures on April 15, 2010, and converts into common shares at the conversion rate of $0.003 subject to anti-dilution protection.

13.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2009 and 2008, the Company engaged in various non-cash investing and financing activities as follows:

	2009	2008
Settlement of Accounts Payable with convertible debt	$801,742	$–
Accounts Payable converted to Notes Payable	$25,778	$–
Conversion of Preferred Stock into Common Stock	$–	$365,250
Procopio Settlement	$–	$123,602
Preferred Stock Loaned/Common Stock Payable	$275,000	$70,000
Shares issued for Purchasing License Agreement	$–	$678,786

During the years ended December 31, 2009 and 2008, the Company made no cash interest payments or income tax payments.

14.	Change in Accounting Principle for Registration Payment Arrangements.

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

As of December 31, 2006
Under EITF 00-19
Income Statement Impacts
Change in value of CED	2,871,934
Amortization of Discount	117,504
Balance Sheet Impacts
Discount on Note	1,764,136
Derivative Liability	3,459,979

Under EITF 00-19-02
Income Statement Impacts
Change in value of CED	2,302,219
Amortization of Discount	112,211
Balance Sheet Impacts
Discount on Note	1,730,720
Derivative Liability	2,768,435

The net impact to the balance sheet is $658,128 and shows in the equity section of the balance sheets.

15.	Fair Value of Financial Instruments.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2008 to December 31, 2009:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2008	$614,308	$146,511	$760,819
Fair value of new issuances	1,277,866	–	1,277,866
Change in Fair Value	689,852	1,055,993	1,745,845
Fair value at December 31, 2009	$2,582,026	$1,202,504	$3,784,530

For the year ended December 31, 2009, net derivative income(loss) was $(1,745,845).

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	2009	2008
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.06%-1.14%	.11%-0.76%
Volatility	379%	381%
Maturity dates	0.0-1.522 years	0.0-2.522 years
Stock Price	0.0015	0.0003

The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable. The Cornell 7/10/06 warrants (initial 2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11 reset to 66,000,000,000 warrants at $0.0005) had a term remaining of 1.522 years at 12/31/09.

16.	Subsequent Events.

Stock Issuances:

Since 2009, the Board of Directors authorized the issuance of an aggregate of 1,764,518,272 shares of its common stock, 1,045,000 shares of its Preferred A shares and 6,089,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,324,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,377,418,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 396,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,035,839. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

These two suits were settled on February 25, 2008. In reaching the settlement, no parties have made any admission of liability or wrongdoing. As part of the settlement, Mario Procopio, Kathy Procopio, and certain private corporations controlled by the Procopio's have voluntarily waived accrued unpaid compensation and returned the following securities to the Company: 1,000,000 Preferred A shares, 1,500,000 Preferred C shares, 7,102,300 common shares, and 125,000,000 options. As consideration, the Company has agreed to a limited indemnification of the Procopio's for certain transactions agreed-upon by the Procopio's and the Company. The Procopio's also waive any rights to the 4,000,000 Preferred A shares they previously pledged to Cornell Capital and the parties understand that Cornell Capital retains control of this stock.

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

