Form 10-Q
period 2009-03-31
SaviCorp
filed 2013-12-03
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2009

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

Yes  ☐    No   ☒

As of November 3, 2013 there were 5,973,827,673 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No   ☒

SAVI MEDIA GROUP, INC.

(A Corporation in the Development Stage)

Quarterly Report on Form 10-Q for the

Quarterly Period Ending March 31, 2009

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Balance Sheets:
March 31, 2009 and December 31, 2008	3

Statements of Operations:
For the three months ended March 31, 2009 and 2008 and
for the period from inception, August 13, 2002, to March 31, 2009	4

Statement of Stockholders’ Deficit
For the period from inception, August 13, 2002, to March 31, 2009	5

Statements of Cash Flows:
For the three months ended March 31, 2009 and 2008 and
for the period from inception, August 13, 2002, to March 31, 2009	10

Notes to Unaudited Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURES	37

PART I. FINANCIAL INFORMATION

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$–	$–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	2,485,000	2,485,000
Notes payable	10,778	–
Notes payable, related party	15,000	–
Accounts payable and accrued liabilities	3,766,358	3,525,271
Related party accounts payable	70,877	15,000
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	677,560	614,308
Derivative liabilities - warrants	146,932	146,511

Total current liabilities	7,331,800	6,945,385

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,347,500 issued and outstanding	9,348	9,348
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,527,500 issued and outstanding	8,528	8,528
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 2,089,104,264 and 1,917,104,264 shares issued and at March 31, 2009 and December 31, 2008, respectively	2,089,104	1,917,104
Change in accounting principle	658,128	658,128
Stock payable	70,000	70,000
Additional paid-in capital	251,033,227	251,119,009
Losses accumulated during the development stage	(261,200,135)	(260,727,502)

Total stockholders' deficit	(7,331,800)	(6,945,385)

Total liabilities and stockholders' deficit	$–	$–

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the 3 Months Ended March 31, 2009 and 2008 and for the Period

From Inception, August 13, 2002, to March 31, 2009

(unaudited)

	For the three months ended:		Inception (August 13, 2002) to
	March 31, 2009	March 31, 2008	March 31, 2009

Operating costs and expenses:
General and administrative expenses	$178,536	$163,709	$252,751,738
Research and development	3,034	–	2,047,134

Loss from operations	(181,570)	(163,709)	(254,798,872)

Other income and (expenses):
Interest Income	–	–	175
Gain on settlement	–	–	554,928
Cost of rescission	–	–	(43,074)
Cost of recapitalization	–	–	(273,987)
Goodwill impairment	–	–	(541,101)
Impairment of property and equipment	–	–	(235,299)
Impairment of patent rights	–	–	(38,500)
Change in fair value of financial instruments	(63,673)	1,831,152	45,814,658
Loss on debt extinguishment	–	–	(492,464)
Interest expense	(75,457)	(469,810)	(49,299,484)
Registration rights expense	(151,933)	(149,497)	(1,847,115)

Total other income and (expenses), net	(291,063)	1,211,845	(6,401,263)

Net profit (loss)	$(472,633)	$1,048,136	$(261,200,135)

Weighted average shares outstanding-basic	2,016,270,931	1,083,933,701
Weighted average shares outstanding-diluted	2,016,270,931	3,154,836,868

Net profit (loss) per common share - basic	$(0.00)	$0.00
Net profit (loss) per common share - diluted	$(0.00)	$0.00

 The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to March 31, 2009

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

For the Period From Inception, August 13, 2002, to March 31, 2009

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

For the Period From Inception, August 13, 2002, to March 31, 2009

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

For the Period From Inception, August 13, 2002, to March 31, 2009

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

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to March 31, 2009

													Losses
													Accumulated
									Change in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2008	9,347,500	$9,348	–	$–	8,527,775	$8,528	1,917,104,264	$1,917,104	658,128	251,119,009	$–	$70,000	(260,727,502)	$(6,945,385)

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	172,000,000	172,000	–	(86,000)	–	–	–	86,000

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	218	–	–	–	218

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(472,633)	(472,633)

Balance at March 31, 2009	9,347,500	$9,348	–	$–	8,527,775	$8,528	2,089,104,264	$2,089,104	658,128	251,033,227	$–	$70,000	(261,200,135)	$(7,331,800)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the 3 Months Ended March 31, 2009 and 2008 and for the Period

From Inception, August 13, 2002, to March 31, 2009

(unaudited)

	For the three months ended:		Inception (August 13, 2002) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net profit (loss)	(472,633)	1,048,136	(261,200,135)
Adjustments to reconcile net income to net cash used by operating activities:
Gain on settlement	–	–	(836,928)
Impairment of goodwill	–	–	541,101
Impairment of property and equipment	–	–	420,956
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Convertible debt issued for accounts payable and related party debt	–	–	–
Compensatory common and preferred stock issuances	86,000	–	214,072,243
Compensatory option issuances	–	–	31,250,000
Interest imputed on non-interest bearing note from a stockholder	218	8,423	59,160
Interest expense recognized on issuance and through accretion of discount on debt	–	385,527	48,519,898
Change in fair value of derivatives	63,673	(1,831,152)	(45,814,657)
Loss on extinguishment of debt	–	–	492,464
Impairment of patent rights	–	–	38,502
Common stock issued for rescission agreement	–	–	43,074
Contributed capital	–	58,888	217,714
License agreement expense	–	–	371,214
Common stock issued to pay accounts payable	–	–	50,000
Depreciation expense	–	–	50,819
Changes in operating assets and liabilities:
Accrued registration rights expense	151,933	149,497	1,847,115
Changes in prepaid assets	–	(600)	–
Changes in related party accounts payable	70,877	15,000	461,228
Changes in accounts payable and accrued liabilities	99,932	166,281	3,061,782
Net cash used by operating activities	–	–	(3,847,313)
Cash flows from investing activities:
Acquisition of equipment	–	–	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used in investing activities	–	–	(526,394)
Cash flows from financing activities:
Bank overdraft	–	–	–
Proceeds from stockholder advances	–	–	49,672
Net proceeds from convertible debt	–	–	2,154,040
Proceeds from note payable	–	–	157,500
Proceeds from warrant exercise and deposit for warrant exercise	–	–	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common stock	–	–	1,382,937
Net cash provided by financing activities	–	–	4,373,707
Net increase (decrease) in cash and cash equivalents	–	–	–
Cash and cash equivalents at beginning of year	–	–	–
Cash and cash equivalents at end of year	–	–	–

The accompanying notes are an integral part of the unaudited financial statements

SAVICORP

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and March 31, 2008 and for the Period

From Inception, August 13, 2002 to March 31, 2009 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2009 and as of December 31, 2008.

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

In February 2008, the FASB issued ASC 820 — 10 (formerly “Financial Staff Position SFAS No. 157-2”), which delayed the effective date of ASC 820 - 10 (formerly “SFAS No. 157”) for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adoption of the provisions of ASC 820-10 did not have a material impact on the Company’s consolidated financial position and results of operations or cash flows.

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2008 and 2009, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $261,200,135 for the period from inception, August 13, 2002, to March 31, 2009. At March 31, 2009, the Company is in a negative working capital position of $7,331,800 and has a stockholders' deficit of $7,331,800. Additionally, as of March 31, 2009 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities – Related Party

At March 31, 2009, accounts payable and accrued liabilities to a related party of 70,877 represents amounts due to His Divine Vehicle, Inc., ("HDV", a company owned by the Company’s CEO who is also a major stockholder). The amounts due HDV are primarily related to actual and estimated operations and research and development activities that were paid by HDV on behalf of the Company.

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

Following is an analysis of long-term debt at March 31, 2009:

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2008 and March 31, 2009 at $1,695,182 and $1,847,115 respectively.

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

Quarter Ended March 31, 2009

In February 2009, the Board of Directors authorized the issuance of 165,000,000 common shares for services rendered by independent contractors and credited wages payable of $75,000 and recognized $7,500 in consultant expense related to those issuances.

In March 2009, the Board of Directors authorized the issuance of 7,000,000 common shares for services rendered by independent contractors and recognized compensation expense of $3,500 related to those issuances.

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

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at March 31, 2009.

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

Quarter Ended March 31, 2009

None.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at March 31, 2009

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

Quarter Ended March 31, 2009

Interest was imputed on non-interest bearing related party debt in the amount of $218 and credited to additional paid in capital.

9.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the year ended December 31, 2008 and the quarter ended March 31, 2009.

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

During 2008 and 2009 His Divine Vehicle, Inc. incurred costs on behalf of the Company. At March 31, 2009, the Company owes His Divine Vehicle, Inc. $70,877.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2008 to March 31, 2009:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2008	$614,308	$146,511	$760,819
Change in Fair Value	$63,252	$421	$63,673
Fair value at March 31, 2009	$677,560	$146,932	$824,492

For the quarter ended March 31, 2009, net derivative expense was $63,673.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	March 31, 2009	December 31, 2008
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.43%-0.76%	0.11%-0.76%
Volatility	381%	381%
Maturity dates	0.0-2.50 years	0.0-2.75 years
Stock Price	0.0003	0.0003

The Golden Gate warrants (102,125) expired on 05/05/07. The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable.

12.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the period ended March 31, 2009 and the year ended December 31, 2008, the Company engaged in various non-cash investing and financing activities as follows:

	2009	2008
Preferred Stock Loaned/Common Stock Payable	$–	$70,000
Shares Issued for purchasing License Agreement	$–	$678,786
Conversion of Preferred Stock into Common Stock	$–	$365,250

Reclass of related party and non-related party accounts payable to note payable	$25,778	$–
Procopio Settlement	$–	$123,602
24

During the period ended March 31, 2009 and the year ended December 31, 2008, the Company made no cash interest payments or income tax payments.

13.	Subsequent Events.

Stock Issuances:

Since March 31, 2009, the Board of Directors authorized the issuance of an aggregate of 1,885,018,272 shares of its common stock, 1,525,000 shares of its Preferred A shares and 10,355,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,772,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,377,418,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 456,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,159,339. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any liability

Licensing Events:

HDV, an affiliate of Mr. Monros, manufactures the “DynoValve” and “DynoValve Pro” products based on these patent applications and then sells them to the Company for resale pursuant to the Product Licensing Agreement dated December 15, 2008. Under the Product Licensing Agreement, the price at which HDV sells the products to the Company is subject to change at any time upon written notice. The Company may determine the prices that it charges to its customers. The Product Licensing Agreement is non-exclusive and automatically renews on an annual basis provided certain sales volumes are achieved and the Company is otherwise not in breach. HDV may, after an applicable cure period, terminate the Product Licensing Agreement earlier if it believes that the Company is deficient in meeting its responsibilities. HDV may amend the Product Licensing Agreement at any time by giving notice to the Company, unless the Company objects within ten days of such notice.

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

Overview

We are considered a development stage enterprise because as of March 31, 2009 we have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce, harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of March 31, 2009 we do not have any products available for sale and we will acquire additional funding before we will be able to begin production of our products and there is no guarantee that we will be able to obtain such additional funding.

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

Results of Operations

During the period from inception, August 13, 2002, to March 31, 2009, we have not generated any revenue from operations. As of March 31, 2009, we have accumulated net losses in the development stage of $261,200,135. Additionally, at March 31, 2009, we are in a negative working capital position of $7,331,800 and a stockholders' deficit position $7,331,800. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2009, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operations

We believe that there are six critical elements for the building of a successful research & development company that has the capacity to manufacture technology for the implementation of immediate and long-term solutions to the global challenges of air, water, and land pollution.

28

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

As of March 31, 2009, we had limited operations and we expect to require additional cash of a minimum of approximately $3,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

As of March 31, 2009, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of March 31, 2009, the Company had no cash and no current assets.

Total current liabilities were $7,331,800 as of March 31, 2009, consisting of convertible debt, net, of $2,485,000, notes payable of $25,778, derivative liabilities of $824,492, accounts payable and accrued liabilities of $3,996,530, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $7,331,800 as of March 31, 2009.

We incurred net losses of $261,200,135 during the period from inception, August 13, 2002, to March 31, 2009. In addition, at March 31, 2009, we were in a negative working capital position and had a stockholders' deficit of $7,331,800. As a result, our independent registered public accounting firm, in its report dated November 24, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $60,523 per month, for the period ended March 31, 2009.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures . As of March 31, 2009, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

For the quarter ended March 31, 2009, the Company issued/cancelled the following:

In February 2009, the Board of Directors authorized the issuance of 165,000,000 common shares for services rendered by independent contractors and credited wages payable of $75,000 and recognized $7,500 in consultant expense related to those issuances.

In March 2009, the Board of Directors authorized the issuance of 7,000,000 common shares for services rendered by independent contractors and recognized compensation expense of $3,500 related to those issuances.

Since March 31, 2009, the Board of Directors authorized the issuance of an aggregate of 1,885,018,272 shares of its common stock, 1,525,000 shares of its Preferred A shares and 10,355,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,772,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,377,418,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 456,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,159,339. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of March 31. 2009, the Company was in default on this debt and the associated registration rights agreement.

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

SaviCorp

Date: December 3, 2013	By: /s/ SERGE MONROS
Serge Monros
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: December 3, 2013	By: /s/ SERGE MONROS
Serge Monros
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

