Form 10-Q
period 2009-06-30
SaviCorp
filed 2013-12-03
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2009

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

Quarterly Report on Form 10-Q for the

Quarterly Period Ending June 30, 2009

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Balance Sheets:
June 30, 2009 and December 31, 2008	3

Statements of Operations:
For the three months and six months ended June 30, 2009 and 2008 and
for the period from inception, August 13, 2002, to June 30, 2009	4

Statement of Stockholders’ Deficit
For the period from inception, August 13, 2002, to June 30, 2009	4

Statements of Cash Flows:
For the six months ended June 30, 2009 and 2008 and
for the period from inception, August 13, 2002, to June 30, 2009	10

Notes to Unaudited Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURES	37

PART I. FINANCIAL INFORMATION

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$–	$–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$2,485,000	$2,485,000
Notes payable	10,778	–
Notes payable, related party	15,000	–
Accounts payable and accrued liabilities	4,104,848	3,525,271
Related party accounts payable	89,412	15,000
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	612,825	614,308
Derivative liabilities - warrants	96,474	146,511

Total current liabilities	7,573,632	6,945,385

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,347,500 issued and outstanding	9,348	9,348
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,527,500 issued and outstanding	8,528	8,528
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 2,089,104,264 and 1,917,104,264 shares issued and at March 31, 2009 and December 31, 2008, respectively	2,089,104	1,917,104
Change in accounting principle	658,128	658,128
Stock payable	70,000	70,000
Additional paid-in capital	251,035,100	251,119,009
Losses accumulated during the development stage	(261,443,840)	(260,727,502)

Total stockholders' deficit	(7,573,632)	(6,945,385)

Total liabilities and stockholders' deficit	$–	$–

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the 6 Months Ended June 30, 2009 and 2008 and for the Period

From Inception, August 13, 2002, to June 30, 2009

(unaudited)

	For the three months ended:		For the six months ended:		Inception (August 13, 2002) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Operating costs and expenses:
General and administrative expenses	$128,850	$131,089	$307,386	$294,797	$252,880,588
Research and development	535	–	3,569	–	2,047,669

Loss from operations	(129,385)	(131,089)	(310,955)	(294,797)	(254,928,257)

Other income and (expenses):
Interest Income	–	–	–	–	175
Gain on settlement	–	–	–	–	554,928
Cost of rescission	–	–	–	–	(43,074)
Cost of recapitalization	–	–	–	–	(273,987)
Goodwill impairment	–	–	–	–	(541,101)
Impairment of property and equipment	–	–	–	–	(235,299)
Impairment of patent rights	–	–	–	–	(38,500)
Change in fair value of financial instruments	115,193	140,296	51,520	1,971,448	45,929,851
Loss on debt extinguishment	–	–	–	–	(492,464)
Interest expense	(83,179)	(590,174)	(158,636)	(1,059,984)	(49,382,663)
Registration rights expense	(146,334)	(149,498)	(298,267)	(298,995)	(1,993,449)

Total other income and (expenses), net	(114,320)	(599,376)	(405,383)	612,469	(6,515,583)

Net profit (loss)	$(243,705)	$(730,465)	$(716,338)	$317,672	$(261,443,840)

Weighted average shares outstanding-basic	2,089,104,264	1,297,161,956	2,052,888,794	1,190,547,829
Weighted average shares outstanding-diluted	2,089,104,264	1,297,161,956	2,052,888,794	2,066,825,329

Net profit (loss) per common share - basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Net profit (loss) per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

 The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to June 30, 2009

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

For the Period From Inception, August 13, 2002, to June 30, 2009

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

For the Period From Inception, August 13, 2002, to June 30, 2009

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

For the Period From Inception, August 13, 2002, to June 30, 2009

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

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to June 30, 2009

													Losses
													Accumulated
									Change in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2008	9,347,500	$9,348	–	$–	8,527,775	$8,528	1,917,104,264	$1,917,104	658,128	251,119,009	$–	$70,000	(260,727,502)	$(6,945,385)

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	172,000,000	172,000	–	(86,000)	–	–	–	86,000

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	2,091	–	–	–	2,091

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(716,338)	(716,338)

Balance at June 30, 2009	9,347,500	$9,348	–	$–	8,527,775	$8,528	2,089,104,264	$2,089,104	658,128	251,035,100	$–	$70,000	(261,443,840)	$(7,573,632)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the 6 Months Ended June 30, 2009 and 2008 and for the Period

From Inception, August 13, 2002, to June 30, 2009

(unaudited)

	For the six months ended:		Inceptions (August 13, 2002) to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash flows from operating activities:
Net profit (loss)	(716,338)	317,672	(261,443,840)
Adjustments to reconcile net income to net cash used by operating activities:
Gain on settlement	–	–	(836,928)
Impairment of goodwill	–	–	541,101
Impairment of property and equipment	–	–	420,956
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Convertible debt issued for accounts payable and related party debt	–	–	–
Compensatory common and preferred stock issuances	86,000	–	214,072,243
Compensatory option issuances	–	–	31,250,000
Interest imputed on non-interest bearing note from a stockholder	2,091	17,218	61,033
Interest expense recognized on issuance and through accretion of discount on debt	–	892,203	48,519,898
Change in fair value of derivatives	(51,520)	(1,971,448)	(45,929,850)
Loss on extinguishment of debt	–	–	492,464
Impairment of patent rights	–	–	38,502
Common stock issued for rescission agreement	–	–	43,074
Contributed capital	–	93,398	217,714
License agreement expense	–	–	371,214
Common stock issued to pay accounts payable	–	–	50,000
Depreciation expense	–	–	50,819
Changes in operating assets and liabilities:
Accrued registration rights expense	298,267	298,995	1,993,449
Changes in prepaid assets	–	–	–
Changes in related party accounts payable	89,412	30,000	479,763
Changes in accounts payable and accrued liabilities	292,088	322,543	3,253,938
Net cash used by operating activities	–	581	(3,847,313)
Cash flows from investing activities:
Acquisition of equipment	–	–	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used in investing activities	–	–	(526,394)
Cash flows from financing activities:
Bank overdraft	–	–	–
Proceeds from stockholder advances	–	–	49,672
Net Proceeds from convertible debt	–	–	2,154,040
Proceeds from note payable	–	–	157,500
Proceeds from warrant exercise and deposit for warrant exercise	–	–	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common stock	–	–	1,382,937
Net cash provided by financing activities	–	–	4,373,707
Net increase (decrease) in cash and cash equivalents	–	581	–
Cash and cash equivalents at beginning of year	–	–	–
Cash and cash equivalents at end of year	–	581	–

The accompanying notes are an integral part of the unaudited financial statements

SAVICORP

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2009 and June 30, 2008 and for the Period

From Inception, August 13, 2002 to June 30, 2009 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of June 30, 2009 and as of December 31, 2008.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2008 and 2009, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $261,443,840 for the period from inception, August 13, 2002, to June 30, 2009. At June 30, 2009, the Company is in a negative working capital position of $7,573,632 and has a stockholders' deficit of $7,573,632. Additionally, as of June 30, 2009 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities – Related Party

Accounts payable and accrued liabilities to a related party of 89,412, at June 30, 2009 represents amounts due to His Divine Vehicle, Inc, ("HDV", a company owned by the Company’s chief technology officer who is also a major stockholder). The amounts due HDV are primarily related to actual and estimated operations and research and development activities that were paid by HDV on behalf of the Company.

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

Following is an analysis of long-term debt at June 30, 2009:

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2008 and June 30, 2009 at $1,695,182 and $1,993,449 respectively.

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

Period Ended June 30, 2009

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

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at June 30, 2009.

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

Period Ended June 30, 2009

None.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at June 30, 2009

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

Period Ended June 30, 2009

Interest was imputed on non-interest bearing related party debt in the amount of $2,091 and credited to additional paid in capital.

9.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the year ended December 31, 2008 and the period ended June 30, 2009.

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

During 2008 and 2009 His Divine Vehicle, Inc. incurred costs on behalf of the Company. At June 30, 2009, the Company owes His Divine Vehicle, Inc. $89,412.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2008 to June 30, 2009:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2008	$614,308	$146,511	$760,819
Change in Fair Value	$(1,483)	$(50,037)	$(51,520)
Fair value at June 30, 2009	$612,825	$96,474	$709,299

For the six months ended June 30, 2009, net derivative income was $51,520.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	June 30, 2009	December 31, 2008
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.35%-1.11%	0.11%-0.76%
Volatility	378%	381%
Maturity dates	0.0-2.25 years	0.0-2.522 years
Stock Price	0.0002	0.0003

The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable.

12.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the period ended June 30, 2009 and the year ended December 31, 2008, the Company engaged in various non-cash investing and financing activities as follows:

	2009	2008
Preferred Stock Loaned/Common Stock Payable	$–	$70,000
Shares Issued for purchasing License Agreement	$–	$678,786
Conversion of Preferred Stock into Common Stock	$–	$365,250

Reclass of related party and non-related party accounts payable to note payable	$25,778	$–
Procopio Settlement	$–	$123,602
24

During the period ended June 30, 2009 and the year ended December 31, 2008, the Company made no cash interest payments or income tax payments.

13.   Subsequent Events.

Stock Issuances:

Since June 30, 2009, the Board of Directors authorized the issuance of an aggregate of 1,885,018,272 shares of its common stock, 1,525,000 shares of its Preferred A shares and 10,355,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,772,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,377,418,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 456,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,159,339. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Overview

We are considered a development stage enterprise because as of June 30, 2009 we have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce, harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of June 30, 2009 we do not have any products available for sale and we will acquire additional funding before we will be able to begin production of our products and there is no guarantee that we will be able to obtain such additional funding.

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

Results of Operations

During the period from inception, August 13, 2002, to June 30, 2009, we have not generated any revenue from operations. As of June 30, 2009, we have accumulated net losses in the development stage of $261,443,840. Additionally, at June 30, 2009, we are in a negative working capital position of $7,573,632 and a stockholders' deficit position $7,573,632. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2009, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

As of June 30, 2009, we had limited operations and we expect to require additional cash of a minimum of approximately $3,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

As of June 30, 2009, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of June 30, 2009, the Company had no cash and no current assets.

Total current liabilities were $7,573,632 as of June 30, 2009, consisting of convertible debt, net, of $2,485,000, notes payable of $25,778, derivative liabilities of $709,299, accounts payable and accrued liabilities of $4,194,260, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $7,573,632 as of June 30, 2009.

We incurred net losses of $261,443,632 during the period from inception, August 13, 2002, to June 30, 2009. In addition, at June 30, 2009, we were in a negative working capital position and had a stockholders' deficit of $7,573,632. As a result, our independent registered public accounting firm, in its report dated November 24, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $51,826 per month, for the period ended June 30, 2009.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of June 30. 2009, the Company was in default on this debt.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2009, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

For the quarter ended June 30, 2009, the Company issued/cancelled the following:

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

Since June 30, 2009, the Board of Directors authorized the issuance of an aggregate of 1,885,018,272 shares of its common stock, 1,525,000 shares of its Preferred A shares and 10,355,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,772,843. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,377,418,387 shares of its common stock, 2,406,667 shares of its Preferred A shares and 456,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,159,339. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of June 30. 2009, the Company was in default on this debt and the associated registration rights agreement.

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

