Form 10-K
period 2010-12-31
SaviCorp
filed 2013-12-18
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Total revenues for Fiscal Year 2010 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the closing price on June 30, 2010, was $30,795,322.

As of December 11, 2013 there were 5,973,827,673 shares of issuer’s common stock outstanding.

SAVICORP

FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

In 2010, we were considered a development stage enterprise because we then had no significant operations, had not yet generated revenue from new business activities and were devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of 2011, the Company began selling its products.

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

Employees

During 2010, we had consulting agreements with all management and staff members. We regularly utilize the services of consultants on an as-needed basis. As of December 1, 2013, the Company had 6 full time employees. In addition, we hire independent contractor labor on an as needed basis. Historically none of our employees belonged to a collective bargaining union. We have not experienced a work stoppage and historically our employee relations have been good.

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

Risks Relating to Our Business:

We Have a Limited Operating History Upon Which You Can Base An Investment Decision.

Our company was formed on August 13, 2002, and through December 31, 2010 we had not sold any products and did not have any agreements for the sale of our products or licensing of our technology. Therefore we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales, if any. Furthermore, once we begin producing products for sale we may not be able to market our technology and products sufficiently to generate public interest in our goods. If only a small portion of the population decides to use our products, we will experience limits on our revenues and our ability to achieve profitability. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net operating losses of $1,593,097 for the year ended December 31, 2010 and $995,283 for the year ended December 31, 2009. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. To date we have not generated any revenues from our business activities. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed.

We will require additional funds to sustain and expand our research and development activities. As of December 31, 2010, we anticipate that we will require up to approximately $2,000,000 to fund our operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.

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

In their report dated December 16, 2013, our independent auditors stated that our financial statements for the year ended December 31, 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $342,019,164 during the period from inception, August 13, 2002, to December 31, 2010. In addition, at December 31, 2010, we were in a negative working capital position of $86,475,390 and had a stockholders' deficit of $86,475,390. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

As of December 31, 2010, we had 2,313,878,188 shares of common stock issued and outstanding, secured convertible debentures issued in July, August and September 2006 outstanding that may be converted into a maximum of 7,705,650,793 shares of common stock and outstanding warrants to purchase 66,000,000,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the secured convertible debentures and upon exercise of our warrants, may be sold without restriction, upon the effectiveness of a registration statement that the Company has contractual obligations to complete. The sale of these shares may adversely affect the market price of our common stock.

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

In July 2006, we entered into a securities purchase agreement for the sale of an aggregate of $2,970,000 principal amount of secured convertible debentures. Beginning the earlier of (i) the first business day of the month immediately following the month in which a registration statement is first declared effective or (ii) November 1, 2006, and continuing on the first business day of each calendar month thereafter, we are required to make a mandatory redemption payment of $225,000 and accrued and unpaid interest, which payment can be made in cash or in restricted shares of our common stock. We anticipate that we will make the monthly payments in shares of common stock, whenever possible. However, in the event that our stock price should fall below $0.003, we will be required to make such monthly payments in cash. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreement or related secured convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the debentures if the default is not cured within the specified grace period. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. As of December 31, 2010 our stock price was above $.003.

If an Event of Default Occurs under the Securities Purchase Agreement dated July 10, 2006, as Amended, Secured Convertible Debentures or Security Agreement, the Investors Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreement dated July 10, 2006, as amended, we executed a security agreement in favor of the investor granting it a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements state that if an event of default occurs under the securities purchase agreement, secured convertible debentures or security agreement, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of December 31, 2010, the Company was in a state of default.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Series A and C Convertible Preferred Stock and the Issuance of Shares Upon Conversion of the Series A and C Convertible Preferred Stock Would Cause Immediate and Substantial Dilution to Our Existing Stockholders.

As of December 31, 2010, we had 2,313,878,188 shares of common stock issued and outstanding and series A and C convertible preferred stock that may be converted into 1,784,375,800 shares of our common stock. The issuance of shares upon conversion of the series A and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Officers And Directors Owned a Significant Interest in Our Voting Stock And Investors Did Not Have Any Voice in Our Management.

As a result of ownership of stock options and convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 34.0% of our outstanding common stock as of December 31, 2010. As a result, these stockholders, acting together, had the ability to control substantially all matters submitted to our stockholders for approval, including:

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

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our 2011 rescission offer, in terms of rescission offers accepted by shareholders, were very encouraging. We had three rescission offers accepted and refunded $8,000 plus interest.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any alleged liability.

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

	Fiscal Year 2009
	High	Low
First Quarter	$0.0008	$0.0003
Second Quarter	$0.0005	$0.0001
Third Quarter	$0.0012	$0.0001
Fourth Quarter	$0.0023	$0.0004

	Fiscal Year 2010
	High	Low
First Quarter	$0.0685	$0.0010
Second Quarter	$0.0745	$0.0060
Third Quarter	$0.0285	$0.0075
Fourth Quarter	$0.0290	$0.0163

HOLDERS

As of December 1, 2013, we had approximately 872 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, located at 1 University Plaza, Suite 505, in Hackensack, NJ 07601.

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

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2010, the Company issued the following:

In January 2010, the Board of Directors authorized the issuance of 1,000,000 common shares, 45,000 Preferred A shares and 156,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $21,500. The Board of Directors also authorized the issuance of 1,055,000 Preferred A shares and 336,000 Preferred C shares for services rendered by independent contractors.

In February 2010, the Board of Directors authorized the issuance of 1,500,000 common shares, 1,000,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $101,500.

In March 2010, the Board of Directors authorized the issuance of 400,000 common shares and 200,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $32,000. The Board of Directors also authorized the issuance of 100,000 Preferred C shares for services rendered by independent contractors.

In May 2010, the Board of Directors authorized the issuance of 375,000 common shares to accredited and non-accredited investors for total proceeds of $3,000.

In June 2010, the Board of Directors authorized the issuance of 52,858,334 common shares to accredited and non-accredited investors for total proceeds of $94,200.

In July 2010, the Board of Directors authorized the issuance of 8,706,862 common shares to accredited and non-accredited investors for total proceeds of $110,000.

In August 2010, the Board of Directors authorized the issuance of 26,499,999 common shares and 25,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $21,500.

In September 2010, the Board of Directors authorized the issuance of 36,483,333 common shares to accredited and non-accredited investors for total proceeds of $132,250. The Board of Directors also authorized the issuance of 1,000,000 common shares for services rendered by independent contractors.

In October 2010, the Board of Directors authorized the issuance of 14,740,000 common shares to accredited and non-accredited investors for total proceeds of $118,600.

In November 2010, the Board of Directors authorized the issuance of 11,050,000 common shares to accredited and non-accredited investors for total proceeds of $64,000.

In December 2010, the Board of Directors authorized the issuance of 60,308,696 common shares to accredited and non-accredited investors for total proceeds of $203,192.

Since 2010, the Board of Directors authorized the issuance of an aggregate of 1,551,604,744 shares of its common stock, 1,000,000 shares of its Preferred A shares and 4,608,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $3,437,293. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,375,409,691 shares of its common stock, 1,351,667 shares of its Preferred A shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,837824. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

During the years ended December 31, 2010 and 2009, we had limited operations and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we have not generated any revenue from operations. As of December 31, 2010, we have accumulated net losses in the development stage of $342,019,164 for the period from inception, August 13, 2002, to December 31, 2010. Additionally, at December 31, 2010, we are in a negative working capital position of $86,475,390 and had a stockholders' deficit of $86,475,390. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. We will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2010, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2010, the Company had $6,381 in cash and $8,333 in pre-paid assets.

Total current liabilities were $86,490,104 as of December 31, 2010, consisting of convertible debt, net, of $3,286,742, derivative liabilities of $77,426,191, accounts payable and accrued liabilities of $5,592,098, notes payable of $25,778 and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $86,475,390 as of December 31, 2010.

We incurred net losses of $342,019,164 during the period from inception, August 13, 2002, to December 31, 2010. In addition, at December 31, 2010, we were in a negative working capital position and had a stockholders' deficit of $86,475,390. As a result, our independent registered public accounting firm, in its report dated December 16, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $132,758 per month for the year ended December 31, 2010.

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

During the fiscal years ended December 31, 2010, December 31, 2009, December 31, 2008, and December 31, 2007 and the subsequent interim and annual periods through December 13, 2013, neither the Company nor anyone acting on its behalf has consulted with M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that M&K concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a "disagreement" or "reportable event" as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2010, 2009, and 2008 exceeded $100,000. Some of the salaries shown during 2008, 2009, and 2010 were accrued and were unpaid or waived as of December 31, 2010:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

				Annual	Restricted	Options	Other
Name & Principal				Compen-	Stock	SARs	LTIP	All Other
Position	Year	Salary ($)	Bonus ($)	sation ($)	Awards($)	(#)	Payouts($)	Compensation
Greg Sweeney	2010	–	–	–	–	–	–	–
Former CEO	2009	–	–	–	–	–	–	–
	2008	10,000	–	100,000	–	–	–	–

Serge Monros	2010	144,000	–	144,000	–	–	–	–
CEO, CFO	2009	144,000	–	144,000	–	–	–	–
	2008	144,000	–	144,000	–	–	–	–

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

Option/Stock Appreciation Right Grants in 2010

None.

Aggregate Option/SAR Exercises in 2010 and December 31, 2010 Option Values

None.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of	Weighted-	available for future
	securities to be	average exercise	issuance under
	issued upon	price of	equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by holders	25,000,000	–	25,000,000

Equity compensation plans not approved by security holders	–	–	–
Total	25,000,000	–	25,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of December 31, 2010, the number of and percent of our common stock beneficially owned by

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2010 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2010 have been exercised and converted.

Savi Media Group, Inc.
Related Parties
December 31, 2010

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
As a Group (6 persons)

Savi Media Group, Inc.
Related Parties (continued)
December 31, 2010

		Beneficially	Percent of
Name	Class	Owned(1)	Class(2)	Title or Nature of Relationship

His Divine Vehicle (6)	Common Stock	384,846,022	14.26%	Entity Related to Serge Monros
2530 S. Birch Street
Santa Ana, California 92707

Cornell Capital (7)	Common Stock	72,130,413,096	96.89%
101 Hudson Street, Suite 3700
Jersey City, NJ 07302

Carol Ann Klove (8)	Common Stock	140,000,000	5.95%

His Divine Vehicle	Preferred A	1,991,423	20.00%	Entity Related to Serge Monros

His Divine Vehicle	Preferred C	702,412	8.91%	Entity Related to Serge Monros

Alexander M. Haig Jr.	Preferred C	500,000	6.34%	Advisory Board Member

Alexander P. Haig	Preferred C	500,000	6.34%	Advisory Board Member

Rudy Rodriguez	Preferred C	500,000	6.34%	COO/Director

John Orrock	Preferred C	1,000,000	12.68%

Jeffrey Sia	Preferred C	1,100,000	13.95%

Ismael Silva	Preferred C	773,333	9.80%

______________

* Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 2,313,878,188 common shares; 9,956,483 Preferred "A" Shares and 7,887,275 Preferred "C" Shares outstanding as of December 31, 2010.

(3)	Includes the conversion of the principal amount of 597,440 plus accrued interest through 12/31/10 of $49,890 converting into common shares at the conversion rate of $0.0012 owned by DS Enterprises, Inc., of which Mr. Scott is the Chief Executive Officer.

(4)	Includes 28,514,606 shares of common stock, 199,142,300 shares of common stock underlying series A convertible preferred stock, 70,241,200 shares of common stock underlying series C convertible preferred stock, and includes the conversion of the principal amount of 204,302 plus accrued interest through 12/31/09 of $17,061 converting into common shares at the conversion rate of $0.0012 owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.

(5)	Includes 102,000,000 shares of common stock, 50,000,000 shares of common stock underlying series C convertible preferred stock.

(6)	Includes 199,142,300 shares of common stock underlying series A convertible preferred stock, 70,241,200 shares of common stock underlying series C convertible preferred stock, and includes the conversion of the principal amount of 204,302 plus accrued interest through 12/31/09 of $17,061 converting into common shares at the conversion rate of $0.0012.

(7)	Includes the conversion of the principal amount of $2,485,000 plus accrued interest through 12/31/10 of $1,362,111 converting into common shares at the reset conversion rate of $0.0005. Includes the conversion of the principal amount of $15,000 plus accrued interest of $2,252 through 12/31/10 converting into common shares at the conversion rate of 90% of $0.0215. Includes cashless exercise of 66,000,000,000 warrants at $0.0005 as of 12/31/10.

(8)	Includes 100,000,000 shares of common stock, 40,000,000 shares of common stock underlying series A convertible preferred stock.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 6,000,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2010, there were 2,313,878,188 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

We have engaged WorldWide Stock Transfer, LLC as independent transfer agent or registrar.

PREFERRED STOCK

We are authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2010, there were 9,956,483 shares of series A preferred stock issued and outstanding and 7,887,275 shares of series C preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Nevada.

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

In May 2010, the Company issued 5,000,000 warrants at an exercise price of $0.01 exercisable for a period of 5 years to a law firm for services rendered.

OPTIONS

We currently have 2,000,000 options outstanding, issued to Herrera Partners. They were issued on August 28, 2006, and expired on August 28, 2011 and had an exercise price of $0.01.

In addition, Gene-Cell, Inc. and Redwood Entertainment Group, Inc. periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 115 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates range from April, 2011 through July, 2012.

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

On December 15, 2009, the Company converted accounts payable due to His Divine Vehicle, Inc. and DS Enterprises, Inc. into convertible promissory notes. The notes bear interest at 8%, matured on April 15, 2010, and convert into common shares at the conversion rate of $0.003 subject to anti-dilution protection. In January, 2010, the conversion rate was reset to $0.0012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2010 and 2009, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $14,000 and $14,000, respectively.

Audit Related

Our auditors billed us $0 and $0 for audited related work during fiscal years 2010 and 2009, respectively.

Tax Fees

Our auditors billed us $0 and $0 for tax related work during fiscal years 2010 and 2009, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2010 or 2009.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: December 17, 2013	By: /s/ SERGE MONROS
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

Name	Position	Date

/s/ SERGE MONROS Serge Monros	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Director	December 17, 2013

/s/ PHIL PISANELLI Phil Pisanelli	Director	December 17, 2013

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Chief Operating Officer and Director	December 17, 2013

SAVICORP

A Corporation in the Development Stage

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

SaviCorp

(A Corporation in the Development Stage)

We have audited the accompanying balance sheets of SaviCorp (A Corporation in the Development Stage) (the “Company”) as of December 31, 2010 and December 31, 2009 and the related statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. The financial statements for the period from August 13, 2002 (inception) to December 31, 2010, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaviCorp as of December 31, 2010 and 2009 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

December 16, 2013

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

December 31, 2009 and 2010

	December 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$6,381	$–

Prepaid expenses	8,333	–

Total assets	$14,714	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $517,781, in default in 2010, $2,485,000 in default in 2009	$3,082,440	$2,564,659
Related party convertible debt, net of unamortized discount of $0 and $177,062, in default in 2010	204,302	27,240
Notes payable, in default in 2010	10,778	10,778
Notes payable, related party, in default in 2010	15,000	15,000
Accounts payable and accrued liabilities	5,424,269	4,247,758
Related party accounts payable	167,829	–
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	21,196,771	2,582,026
Derivative liabilities - warrants	56,229,420	1,202,504

Total current liabilities	86,490,104	10,809,260

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,956,483 and 9,347,500 issued and outstanding at December 31, 2010 and 2009, respectively	9,956	9,348
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 7,887,275 and 8,647,500 issued and outstanding at December 31, 2010 and 2009, respectively	7,887	8,648
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 2,313,878,188 and 2,092,104,264 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,313,878	2,092,104
Change in accounting principle	658,128	658,128
Stock payable	705,000	345,000
Additional paid-in capital	251,848,925	251,130,841
Losses accumulated during the development stage	(342,019,164)	(265,053,329)

Total stockholders' deficit	(86,475,390)	(10,809,260)

Total liabilities and stockholders' deficit	$14,714	$–

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010 and 2009 and for the Period

From Inception, August 13, 2002, to December 31, 2010

			Inception to
	December 31, 2010	December 31, 2009	December 31, 2010

Operating costs and expenses:
General and administrative expenses	$1,457,561	$947,189	$254,977,952
Research and development	135,536	48,094	2,227,730

Loss from operations	$(1,593,097)	$(995,283)	$(257,205,682)

Other income and (expenses):
Interest income	–	–	175
Gain on settlement	–	–	554,928
Cost of rescission	–	–	(43,074)
Cost of recapitalization	–	–	(273,987)
Goodwill impairment	–	–	(541,101)
Impairment of property and equipment	–	–	(235,299)
Impairment of patent rights	–	–	(38,500)
Change in fair value of financial instruments	(73,641,661)	(1,745,845)	(29,509,175)
Loss on debt extinguishment	–	–	(492,464)
Interest expense	(1,138,277)	(991,899)	(51,354,203)
Registration rights expense	(592,800)	(592,800)	(2,880,782)

Total other income and (expenses), net	(75,372,738)	(3,330,544)	(84,813,482)

Net profit (loss)	$(76,965,835)	$(4,325,827)	$(342,019,164)

Weighted average shares outstanding	2,123,835,660	2,071,901,524
Weighted average shares outstanding-diluted	2,123,835,660	2,071,901,524

Net profit (loss) per common share - basic	$(0.04)	$(0.00)
Net profit (loss) per common share - diluted	$(0.04)	$(0.00)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2010

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Stock	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at inception, August 13, 2002	–	$–	–	$–	–	$–	–	$–	$–	$–	$–	$–	$–	$–

Initial contribution to establish Energy Resource Management, Inc.	–	–	–	–	–	–	–	–	–	1,020	–	–	–	1,020

Recapitalization on August 26, 2002	–	–	–	–	–	–	5,335	5	–	(5)	–	–	–	–

Common stock issued in exchange for consulting services	–	–	–	–	–	–	1,086	1	–	2,233,149	(1,030,917)	–	–	1,202,232

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,555,838)	(1,555,838)

Balance at December 31, 2002	–	$–	–	$–	–	$–	6,421	$6	$–	$2,234,164	$(1,030,917)	$–	$(1,555,838)	$(352,586)

Recognition of deferred compensation under consulting agreements	–	–	–	–	–	–	–	–	–	–	1,030,917	–	–	1,030,917

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	4,180	4	–	154,996	–	–	–	155,000

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	1,200	1	–	170,055	–	–	–	170,056

Common stock issued in exchange for extension of acquisition agreement	–	–	–	–	–	–	110	–	–	4,400	–	–	–	4,400

Common stock issued as a contribution to a related charitable organization	–	–	–	–	–	–	2,280	3	–	91,197	–	–	–	91,200

Common stock issued to escrow for acquisition of DreamCity	–	–	–	–	–	–	8,000	8	–	359,992	–	–	–	360,000

Interest recognition on loan from stockholder	–	–	–	–	–	–	–	–	–	6,209	–	–	–	6,209

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,999,913)	(1,999,913)

Balance at December 31, 2003	–	$–	–	$–	–	$–	22,191	$22	$–	$3,021,013	$–	$–	$(3,555,751)	$(534,716)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2010

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Stock	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2003	–	$–	–	$–	–	$–	22,191	$22	$–	$3,021,013	$–	$–	$(3,555,751)	$(534,716)

Common Stock issued for acquisition of patent rights	5,000,000	5,000	–	–	–	–	5,100,000	5,100	–	(10,100)	–	–	–	–

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	39,600,000	39,600	–	403,125	–	–	–	442,725

Common stock issued in payment of legal fees	–	–	–	–	–	–	252,000	252	–	49,748	–	–	–	50,000

Special dividend to certain major stockholders in Gene-Cell, Inc.	–	–	–	–	–	–	5,000,000	5,000	–	(5,000)	–	–	–	–

Common stock issued in exchange for consulting services and employee compensation	5,000,000	5,000	–	–	–	–	31,926,240	31,926	–	106,196,089	–	–	–	106,233,015

Common stock issued to repay debt	–	–	–	–	–	–	5,002,000	5,002	–	94,998	–	–	–	100,000

Common stock issued to round stock splits	–	–	–	–	–	–	45,336	45	–	(45)	–	–	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(106,417,974)	(106,417,974)

Balance at December 31, 2004	10,000,000	$10,000	–	$–	–	$–	86,947,767	$86,947	$–	$109,749,828	$–	$–	$(109,973,725)	$(126,950)

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	22,150,950	22,151	–	374,409	–	–	–	396,360

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	6,060,000	6,060	42,828,835	42,829	–	105,491,829	–	–	–	105,540,718

Common stock issued upon exercise of stock warrants	–	–	–	–	–	–	244,763	245	–	268,935	–	–	–	269,180

Common stock issued for conversion of notes payable	–	–	–	–	–	–	42,215,361	42,215	–	27,353	–	–	–	69,568

Return and cancellation of shares	–	–	–	–	–	–	(6,466,700)	(6,467)	–	6,467	–	–	–	–

Common stock issued to escrow for debt conversions and warrant exercises	–	–	–	–	–	–	21,190,000	21,190	–	(21,190)	–	–	–	–

Issuance of compensatory stock options to Chief Executive Officer	–	–	–	–	–	–	–	–	–	31,250,000	–	–	–	31,250,000

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(138,426,088)	(138,426,088)

Balance at December 31, 2005	10,000,000	$10,000	–	$–	6,060,000	$6,060	209,109,976	$209,110	$–	$247,147,631	$–	$–	$(248,399,823)	$(1,027,022)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2010

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Stock	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2005	10,000,000	$10,000	–	$–	6,060,000	$6,060	209,109,976	$209,110	$–	$247,147,631	$–	$–	$(248,399,823)	$(1,027,022)

Common stock issued for cash under Regulation D offering	–	–	–	–	395,275	395	600,000	600	–	529,237	–	–	–	530,232

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	1,000,000	1,000	7,125,000	7,125	–	603,643	–	–	–	611,768

Common stock issued upon exercise of stock options/warrants	–	–	–	–	–	–	389,540	389	–	425,577	–	–	–	425,966

Common stock issued for conversion of notes payable	–	–	–	–	–	–	162,049,548	162,050	–	(115,415)	–	–	–	46,635

Return and cancellation of shares	–	–	–	–	(1,000,000)	(1,000)	–	–	–	1,000	–	–	–	–

Common stock issued/(returned) to/(from) escrow for debt conversions and warrant exercises	–	–	–	–	–	–	(21,167,500)	(21,167)	–	21,167	–	–	–	–

Shares Issued for Debt Extinguishment	–	–	–	–	–	–	60,000,000	60,000	–	750,000	–	–	–	810,000

Shares issued for Debt Commitment	–	–	–	–	–	–	30,000,000	30,000	–	420,000		–		450,000

Conversion of Preferred C for Common	–	–	–	–	(1,540,000)	(1,540)	154,000,000	154,000	–	(152,460)	–	–	–	–

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(22,870,501)	(22,870,501)

Balance at December 31, 2006	10,000,000	$10,000	–	$–	4,915,275	$4,915	602,106,564	$602,107	$–	249,630,380	$–	$–	(271,270,324)	$(21,022,922)

Change in Accounting Principle	–	–	–	–	–	–	–	–	658,128	–	–	–	–	658,128

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	393,350,000	393,350	–	1,022,710	–	–	–	1,416,060

Common stock issued upon exercise of stock options/warrants	–	–	–	–	–	–	50,000,000	50,000	–	(37,500)	–	–	–	12,500

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	20,503	–	–	–	20,503

Net Profit	–	–	–	–	–	–	–	–	–	–	–	–	12,039,146	12,039,146

Balance at December 31, 2007	10,000,000	$10,000	–	$–	4,915,275	$4,915	1,045,456,564	$1,045,457	$658,128	250,636,093	$–	$–	(259,231,178)	$(6,876,585)

The accompanying notes are an integral part of the unaudited financial statements

7

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2010

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Stock	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2007	10,000,000	$10,000	–	$–	4,915,275	$4,915	1,045,456,564	$1,045,457	$658,128	250,636,093	$–	$–	(259,231,178)	$(6,876,585)

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	112,500	113	13,500,000	13,500	–	1,013	–	–	–	14,625

Common and preferred stock forfeited in settlement agreement	(1,000,000)	(1,000)	–	–	(1,500,000)	(1,500)	(7,102,300)	(7,102)	–	123,602	–	–	–	114,000

Common and preferred stock issued for licensing agreement	5,000,000	5,000	–	–	5,000,000	5,000	500,000,000	500,000	–	540,000	–	–	–	1,050,000

Conversion of Preferred A for Common	(3,652,500)	(3,653)	–	–	–	–	365,250,000	365,250	–	(361,598)	–	–	–	–

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	31,185	–	–	–	31,185

Preferred A stock loaned to Company	(1,000,000)	(1,000)	–	–	–	–	–	–	–	(69,000)		70,000	–	–

Wages Payable forfeited from related party	–	–	–	–	–	–	–	–	–	45,000	–	–	–	45,000

Expenses incurred by related party for no consideration	–	–	–	–	–	–	–	–	–	172,714	–	–	–	172,714

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,496,324)	(1,496,324)

Balance at December 31, 2008	9,347,500	$9,348	-	$–	8,527,775	$8,528	1,917,104,264	$1,917,104	658,128	251,119,009	$–	$70,000	(260,727,502)	$(6,945,385)

The accompanying notes are an integral part of the unaudited financial statements

8

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to December 31, 2010

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Stock	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2008	9,347,500	$9,348	–	$–	8,527,775	$8,528	1,917,104,264	$1,917,104	658,128	251,119,009	$–	$70,000	(260,727,502)	$(6,945,385)

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	2,620,000	2,620	475,000,000	475,000	–	(97,120)	–	–	–	380,500

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	7,646	–	–	–	7,646

Common and Preferred C stock loaned to Company	–	–	–	–	(2,500,000)	(2,500)	(300,000,000)	(300,000)	–	27,500	–	275,000	–	–

Expenses incurred by related party for no consideration	–	–	–	–	–	–	–	–	–	73,806	–	–	–	73,806

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(4,325,827)	(4,325,827)

Balance at December 31, 2009	9,347,500	$9,348	–	$–	8,647,775	$8,648	2,092,104,264	$2,092,104	658,128	251,130,841	$–	$345,000	(265,053,329)	$(10,809,260)

Common and preferred stock issued in exchange for consulting services and employee compensation	1,055,000	1,055	–	–	436,000	436	1,000,000	1,000	–	234,429	–	–	–	236,920

Common and preferred stock issued for cash under Regulation D offering	45,000	45	–	–	1,381,000	1,381	213,922,220	213,922	–	695,393	–	–	–	910,741

Conversion of common to Preferred A	1,508,983	1,508	–	–	–	–	(150,898,300)	(150,898)	–	149,390	–	–	–	–

Conversion of Preferred C to common	–	–	–	–	(1,577,500)	(1,578)	157,750,000	157,750	–	(156,172)	–	–	–	–

Warrants issued for consulting services	–	–	–	–	–	–	–	–	–	137,000	–	–	–	137,000

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	15,044	–	–	–	15,044

Preferred A and Preferred C stock loaned to Company	(2,000,000)	(2,000)	–	–	(1,000,000)	(1,000)	–	–	–	(357,000)	–	360,000	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(76,965,835)	(76,965,835)

Balance at December 31, 2010	9,956,483	$9,956	–	$–	7,887,275	$7,887	2,313,878,184	$2,313,878	658,128	251,848,925	$–	$705,000	(342.019,164	$(86,475,390)

The accompanying notes are an integral part of the financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010 and 2009 and for the Period

From Inception, August 13, 2002, to December 31, 2010

			Inception (August 13, 2002) to
	December 31, 2010	December 31, 2009	December 31, 2010
Cash flows from operating activities:
Net loss	(76,965,835)	(4,325,827)	(342,019,164)
Adjustments to reconcile net income to net cash used by operating activities:
Gain on settlement	–	–	(836,928)
Impairment of goodwill	–	–	541,101
Impairment of property and equipment	–	–	420,956
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Loss due to interest on conversion of accounts payable to notes payable	–	79,945	79,945
Compensatory common and preferred stock issuances	373,920	380,500	245,990,663
Interest imputed on non-interest bearing note from a stockholder	15,044	7,646	81,632
Interest expense recognized on issuance and through accretion of discount on debt	694,843	106,899	49,321,640
Change in fair value of derivatives	73,641,661	2,221,969	29,985,300
Loss on extinguishment of debt	–	–	492,464
Impairment of patent rights	–	–	38,502
Common stock issued for rescission agreement	–	–	43,074
Contributed capital	–	73,806	291,520
License agreement expense	–	–	371,214
Common stock issued to pay accounts payable	–	–	50,000
Depreciation expense	–	–	50,819
Changes in operating assets and liabilities:
Changes in pre-paid assets	(8,333)	–	(8,333)
Accrued registration rights expense	592,800	592,800	2,880,782
Changes in related party accounts payable	167,829	–	558,180
Changes in accounts payable and accrued liabilities	583,711	862,262	4,407,823
Net cash used by operating activities	(904,360)	–	(4,751,673)
Cash flows from investing activities:
Acquisition of equipment	–	–	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used in investing activities	–	–	(526,394)
Cash flows from financing activities:
Proceeds from stockholder advances	–	–	49,672
Net Proceeds from convertible debt	–	–	2,154,040
Proceeds from note payable	–	–	157,500
Proceeds from warrant exercise and deposit
for warrant exercise	–	–	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common stock	910,741	–	2,293,678
Net cash provided by financing activities	910,741	–	5,284,448
Net increase (decrease) in cash and cash equivalents	6,381	–	6,381
Cash and cash equivalents at beginning of year	–	–	–
Cash and cash equivalents at end of year	6,381	–	6,381

The accompanying notes are an integral part of the financial statements

SAVI CORP

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009 and for the Period

From Inception, August 13, 2002 to December 31, 2010

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2009 and $6,381 as of December 31, 2010.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based

compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $373,920 and $380,500 for the years ended December 31, 2010 and 2009, respectively.

Valuation of Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Notes), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

Profit/Loss Per Share

Basic and diluted net profit or loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options, warrants and convertible preferred stock that were outstanding during 2009 and 2010 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the year ended December 31, 2008 and 2009. See Note 11 for a discussion of potentially dilutive instruments.

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2010, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $342,019,164 for the period from inception, August 13, 2002, to December 31, 2010. At December 31, 2010, the Company is in a negative working capital position of $86,475,390 and has a stockholders' deficit of $86,475,390. Additionally, as of December 31, 2010 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at December 31, 2010 and 2009, consisted of the following:

	2010	2009

Trade accounts payable	$246,697	$247,837
Accrued wages payable	858,920	702,458
Accrued registration rights penalties	2,880,782	2,287,982
Accrued interest expense	1,437,870	1,009,480

	$5,424,269	$4,247,757

5.	Accounts Payable and Accrued Liabilities – Related Party

The amounts due at December 31, 2010 of $15,000 is due to Serge Monros ($10,000) and Greg Sweeney ($5,000) for payments made on behalf of the Company related to the Herrera Settlement.

6.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

7.	Convertible Debt

Cornell:

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 would be advanced two business days prior to a registration statement being declared effective by the SEC. In addition, Cornell issued a note payable of $15,000 on April 2, 2007 that on default became convertible. The Company was in default on all debt to Cornell as of December 31, 2009 and December 31, 2010. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors totaling $1,016,942. Following is an analysis of the proceeds received and related fees and expenses paid with such proceeds.

Gross amount received – contractual balance	$2,485,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,119,040

Following is an analysis of convertible debt due Cornell at December 31, 2010 and December 31, 2009:

	2010	2009

Contractual balance, in default	$2,485,000	$2,485,000
Less unamortized discount	–	–

Convertible debt	$2,485,000	$2,485,000

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2009 and December 31, 2010 at $2,287,982 and $2,880,782 respectively.

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

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0012) subject to anti-dilution protection. This note was in default as of December 31, 2010.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346

Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at December 31, 2010 and December 31, 2009:

	2010	2009

Contractual balance, in default	$597,440	$597,440
Less unamortized discount	–	(517,781)

Convertible debt	$597,440	$79,659

This note is considered a derivative instrument due to the anti-dilution protection related to the conversion feature.

The Company recorded a derivative liability upon issuance which resulted in the note discount ($597,440 at issuance) and a loss on modification recorded as interest expense in the amount of $344,157. The Company also recorded $79,945 in interest expense upon the conversion of accounts payable to notes payable.

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0012) subject to anti-dilution protection. This note was in default as of December 31, 2010.

Following is an analysis of convertible debt - related party at December 31, 2010 and December 31, 2009:

	2010	2009

Contractual balance, in default	$204,302	$204,302
Less unamortized discount	–	(177,062)

Convertible debt	$204,302	$27,240

This note is considered a derivative instrument due to the anti-dilution protection related to the conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($204,302 at issuance) and a loss on modification recorded as interest expense in the amount of $131,967 in 2009.

8.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of December 31, 2010 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

9.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Net income/(loss) before income taxes	$(76,965,835)	$(4,325,827)

The components of the Company's deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Liabilities
Loss carry-forwards	$3,671,033	$2,909,308
Valuation allowance	(3,671,033)	(2,909,308)
	$–	$–

At December 31, 2010, the Company had generated US net operating loss carry-forwards of approximately $10,797,156 which will expire in various years between 2011 and 2029. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At December 31, 2010 and December 31, 2009, the Company has no uncertain tax positions.

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

The Company offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our 2011 rescission offer, in terms of rescission offers accepted by shareholders, were very encouraging. The Company had three rescission offers accepted and refunded $8,000 plus interest.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any alleged liability.

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

Year Ended December 31, 2010

In January 2010, the Board of Directors authorized the issuance of 1,000,000 common shares to accredited and non-accredited investors for total proceeds of $3,000.

In February 2010, the Board of Directors authorized the issuance of 1,500,000 common shares to accredited and non-accredited investors for total proceeds of $1,500.

In March 2010, the Board of Directors authorized the issuance of 400,000 common shares to accredited and non-accredited investors for total proceeds of $2,000.

In May 2010, the Board of Directors authorized the issuance of 375,000 common shares to accredited and non-accredited investors for total proceeds of $3,000.

In June 2010, the Board of Directors authorized the issuance of 52,858,334 common shares to accredited and non-accredited investors for total proceeds of $94,200.

In July 2010, the Board of Directors authorized the issuance of 8,706,862 common shares to accredited and non-accredited investors for total proceeds of $110,000.

In August 2010, the Board of Directors authorized the issuance of 26,499,999 common shares to accredited and non-accredited investors for total proceeds of $100,000.

In September 2010, the Board of Directors authorized the issuance of 36,483,333 common shares to accredited and non-accredited investors for total proceeds of $132,250. The Board of Directors also authorized the issuance of 1,000,000 common shares for services rendered by independent contractors issuances based on the market value of the stock.

In October 2010, the Board of Directors authorized the issuance of 14,740,000 common shares to accredited and non-accredited investors for total proceeds of $118,600.

In November 2010, the Board of Directors authorized the issuance of 11,050,000 common shares to accredited and non-accredited investors for total proceeds of $64,000.

In December 2010, the Board of Directors authorized the issuance of 60,308,696 common shares to accredited and non-accredited investors for total proceeds of $203,192.

Throughout the year, 1,557,500 Preferred C shares were converted to 157,750,000 common shares and 150,898,300 common shares were converted to Preferred A shares.

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

Stock Warrants

In connection with the securities purchase agreement (See Note 6), we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
1,000,000,000	$0.0030	.47
1,000,000,000	0.0060	.47
300,000,000	0.0100	.47
200,000,000	0.0150	.47
150,000,000	0.0200	.47
100,000,000	0.0300	.47
60,000,000	0.0500	.47
40,000,000	0.0750	.47
30,000,000	0.1000	.47
20,000,000	0.1500	.47
2,900,000,000	$0.0114

All warrants issued to Cornell are currently exercisable and have a been reset to $0.0005, which has increased the number of warrants to 66,000,000,000.

Gene Cell, Inc. and Redwood Entertainment Group, Inc. periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 115 shares with exercise prices that are so high that the exercise of the options will never be practical. The options expire from April 2011 to July 2012.

The Company issued 5,000,000 warrants in May 2010 to a law firm for services rendered valued at $137,000 using a Black-Scholes-Merton model using the following inputs (0.0% dividend yield, stock price of $0.274, risk-free rate of 2.43%, volatility of 417%, 5 year remaining term). The warrants expire in five years with an exercise price of $0.01.

Preferred Stock

During the year ended December 31, 2005, the Company set preferences for its Series A, B and C preferred stock. The Company is authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. At December 31, 2010 the Company had 9,956,483 shares of series A preferred stock issued and outstanding and 7,887,275 shares of series C preferred stock issued and outstanding. The Company’s preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors.

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

Year Ended December 31, 2010

In January 2010, the Board of Directors authorized the issuance of 45,000 Preferred A shares and 156,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $18,500. The Board of Directors also authorized the issuance of 1,055,000 Preferred A shares and 336,000 Preferred C shares for services rendered by independent contractors valued at an aggregate of $166,920 based on the market value of the underlying common stock.

In January, 2010 His Divine Vehicle loaned 2,000,000 Preferred A shares and the 1,000,000 Preferred C shares to the Company. The Company booked stock payable equal to the market value of the underlying common stock.

In February 2010, the Board of Directors authorized the issuance of 1,000,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $100,000.

In March 2010, the Board of Directors authorized the issuance of 200,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $30,000. The Board of Directors also authorized the issuance of 100,000 Preferred C shares for services rendered by independent contractors valued at an aggregate of $60,000 based on the market value of the underlying common stock.

In August 2010, the Board of Directors authorized the issuance of 25,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $10,000.

Throughout the year, 1,557,500 Preferred C shares were converted to 157,750,000 common shares and 150,898,300 common shares were converted to Preferred A shares.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at December 31, 2010

Warrants issued in connection with Cornell financing	66,000,000,000
Stock options issued for patent rights and Compensation	–
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	995,648,300
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	788,727,500

Total	67,784,375,800

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

Year Ended December 31, 2010

Interest was imputed on non-interest bearing related party debt in the amount of $15,044 and credited to additional paid in capital.

12.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2010 and 2009. Those transactions included the exercise of options by Serge Monros and are described in Note 11.

During 2007, 2008, 2009 and 2010 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2010, the Company owes’ HDV $167,829 and Serge Monros $312,000 in accrued wages. At December 31, 2009, the Company owed Serge Monros $168,000 in accrued wages.

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

In 2009, HDV incurred $73,806 in expenses on behalf of the company and received no compensation. This amounts were booked to additional paid in capital.

The Board of Directors authorized the issuance of an aggregate of 300,000,000 common shares and 2,500,000 Preferred C shares in exchange for services rendered by His Divine Vehicle. His Divine Vehicle subsequently loaned back the 300,000,000 common shares and the 2,500,000 Preferred C shares.

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matures on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0012) subject to anti-dilution protection.

In January, 2010 His Divine Vehicle loaned 2,000,000 Preferred A shares and the 1,000,000 Preferred C shares to the Company.

13.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2010 and 2009, the Company engaged in various non-cash investing and financing activities as follows:

	2010	2009
Settlement of Accounts Payable with convertible debt	$-	$801,742
Accounts Payable converted to Notes Payable	$-	$25,778
Conversion of Preferred Stock into Common Stock	$6,852	$-
Preferred Stock Loaned/Common Stock Payable	$360,000	$275,000

During the years ended December 31, 2010 and 2009, the Company made no cash interest payments or income tax payments.

14.	Change in Accounting Principle for Registration Payment Arrangements.

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

Based on ASC Topic 815 and related guidance, the Company concluded the convertible notes and common stock purchase warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the conversion/exercise price. At the date of issuance the convertible subordinated financing, warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2009 to December 31, 2010:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2009	$2,582,026	$1,202,504	$3,784,530
Change in Fair Value	18,614,745	55,027,916	73,641,661
Fair value at December 31, 2010	$21,196,771	$56,229,420	$77,426,191

For the year ended December 31, 2010, net derivative income(loss) was $(73,641,661).

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	2010	2009
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.05%-.61%	.06%-1.14%
Volatility	237%	379%
Maturity dates	0.0-0.47 years	0.0-1.522 years
Stock Price	0.0215	0.0015

The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable. The Cornell 7/10/06 warrants (initial 2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11 reset to 66,000,000,000 warrants at $0.0005) had a term remaining of 1.522 years at 12/31/10. The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of 12/31/10.

16.	Subsequent Events.

Stock Issuances:

Since 2010, the Board of Directors authorized the issuance of an aggregate of 1,551,604,744 shares of its common stock, 1,000,000 shares of its Preferred A shares and 4,608,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $3,437,293. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,375,409,691 shares of its common stock, 1,351,667 shares of its Preferred A shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,837,824. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our 2011 rescission offer, in terms of rescission offers accepted by shareholders, were very encouraging. We had one rescission offer acceptance and refunded $1,000

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any alleged liability.

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

