Form 10-Q
period 2010-03-31
SaviCorp
filed 2014-01-29
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2010

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

Yes  ☐    No   ☒

As of December 11, 2013 there were 5,973,827,673 shares of issuer’s common stock outstanding

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No   ☒

SAVICORP

(A Corporation in the Development Stage)

Quarterly Report on Form 10-Q for the

Quarterly Period Ending March 31, 2010

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Balance Sheets:
March 31, 2010 and December 31, 2009	3

Statements of Operations:
For the three months ended March 31, 2010 and 2009 and
for the period from inception, August 13, 2002, to March 31, 2010	4

Statement of Stockholders’ Deficit
For the period from inception, August 13, 2002, to March 31, 2010	5

Statements of Cash Flows:
For the three months ended March 31, 2010 and 2009 and
for the period from inception, August 13, 2002, to March 31, 2010	10

Notes to Unaudited Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Changes in Securities	34

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURES	37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$–	$–
Prepaid assets	45,833	–

Total assets	$45,833	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $294,083 and $517,781, $2,485,000 in default for both 2010 and 2009	$2,788,357	$2,564,659
Related party convertible debt, net of unamortized discount of $100,568 and $177,062	103,734	27,240
Notes payable, in default	10,778	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	4,457,025	4,247,758
Related party accounts payable	69,647	–
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	46,970,506	2,582,026
Derivative liabilities - warrants	33,337,286	1,202,504

Total current liabilities	87,911,628	10,809,260

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,447,500 and 9,347,500 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	8,448	9,348
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,439,775 and 8,647,775 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	9,440	8,648
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 2,095,004,264 and 2,092,104,264 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,095,004	2,092,104
Change in accounting principle	658,128	658,128
Stock payable	705,000	345,000
Additional paid-in capital	251,150,279	251,130,841
Losses accumulated during the development stage	(342,492,094)	(265,053,329)

Total stockholders' deficit	(87,865,795)	(10,809,260)

Total liabilities and stockholders' deficit	$45,833	$–

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the 3 Months Ended March 31, 2010 and 2009 and for the Period

From Inception, August 13, 2002, to March 31, 2010

(unaudited)

	For the three months ended:
	March 31, 2010	March 31, 2009	Inception (August 13, 2002) to March 31, 2010

Operating costs and expenses:
General and administrative expenses	$346,046	$178,536	$253,866,437
Research and development	14,655	3,034	2,106,849

Loss from operations	(360,701)	(181,570)	(255,973,286)

Other income and (expenses):
Interest Income	–	–	175
Gain on settlement	–	–	554,928
Cost of rescission	–	–	(43,074)
Cost of recapitalization	–	–	(273,987)
Goodwill impairment	–	–	(541,101)
Impairment of property and equipment	–	–	(235,299)
Impairment of patent rights	–	–	(38,500)
Change in fair value of financial instruments	(76,523,262)	(63,673)	(32,390,776)
Loss on debt extinguishment	–	–	(492,464)
Interest expense	(402,869)	(75,457)	(50,618,795)
Registration rights expense	(151,933)	(151,933)	(2,439,915)

Total other income and (expenses), net	(77,078,064)	(291,063)	(86,518,808)

Net profit (loss)	$(77,438,765)	$(472,633)	$(342,492,094)

Weighted average shares outstanding-basic	2,093,515,375	2,016,270,931
Weighted average shares outstanding-diluted	2,093,515,375	2,016,270,931

Net profit (loss) per common share - basic	$(0.04)	$(0.00)
Net profit (loss) per common share - diluted	$(0.04)	$(0.00)

 The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to March 31, 2010

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

For the Period From Inception, August 13, 2002, to March 31, 2010

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

For the Period From Inception, August 13, 2002, to March 31, 2010

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

For the Period From Inception, August 13, 2002, to March 31, 2010

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

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to March 31, 2010

(unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Stock	Losses Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2008	9,347,500	$9,348	–	$–	8,527,775	$8,528	1,917,104,264	$1,917,104	658,128	251,119,009	$–	$70,000	(260,727,502)	$(6,945,385)

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	2,620,000	2,620	475,000,000	475,000	–	(97,120)	–	–	–	380,500

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	7,646	–	–	–	7,646

Common and Preferred C stock loaned to Company	–	–	–	–	(2,500,000)	(2,500)	(300,000,000)	(300,000)	–	27,500	–	275,000	–	–

Expenses incurred by related party for no consideration	–	–	–	–	–	–	–	–	–	73,806	–	–	–	73,806

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(4,325,827)	(4,325,827)

Balance at December 31, 2009	9,347,500	$9,348	–	$–	8,647,775	$8,648	2,092,104,264	$2,092,104	658,128	251,130,841	$–	$345,000	(265,053,329)	$(10,809,260)

Common and preferred stock issued in exchange for consulting services and employee compensation	1,055,000	1,055	–	–	436,000	436	1,000,000	1,000	–	224,429	–	–	–	226,920

Common and preferred stock issued for cash under Regulation D offering	45,000	45	–	–	1,356,000	1,356	1,900,000	1,900	–	151,699	–	–	–	155,000

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	310	–	–	–	310

Preferred A and Preferred C stock loaned to Company	(2,000,000)	(2,000)	–	–	(1,000,000)	(1,000)	–	–	–	(357,000)		360,000	–	–

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(77,438,765)	(77,438,765)

Balance at March 31, 2010	8,447,500	$8,448	–	$–	9,439,775	$9,440	2,095,004,264	$2,095,004	658,128	251,150,279	$–	$705,000	(342,492,094)	$(87,865,795)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the 3 Months Ended March 31, 2010 and 2009 and for the Period

From Inception, August 13, 2002, to March 31, 2010

(unaudited)

	For the three months ended:
	March 31, 2010	March 31, 2009	Inception (August 13, 2002) to March 31, 2010
Cash flows from operating activities:
Net profit (loss)	(77,438,765)	(472,633)	(342,492,094)
Adjustments to reconcile net income to net cash used by operating activities:
Gain on settlement	–	–	(836,928)
Impairment of goodwill	–	–	541,101
Impairment of property and equipment	–	–	420,956
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Loss due to interest on conversion of accounts payable to notes payable			79,945
Convertible debt issued for accounts payable and related party debt	–	–	–
Compensatory common and preferred stock issuances	226,920	86,000	245,843,663
Interest imputed on non-interest bearing note from a stockholder	310	218	66,898
Interest expense recognized on issuance and through accretion of discount on debt	300,192	–	48,926,989
Change in fair value of derivatives	76,523,262	63,673	32,866,901
Loss on extinguishment of debt	–	–	492,464
Impairment of patent rights	–	–	38,502
Common stock issued for rescission agreement	–	–	43,074
Contributed capital	–	–	291,520
License agreement expense	–	–	371,214
Common stock issued to pay accounts payable	–	–	50,000
Depreciation expense	–	–	50,819
Changes in operating assets and liabilities:
Accrued registration rights expense	151,933	151,933	2,439,915
Changes in prepaid assets	(45,833)	–	(45,833)
Changes in related party accounts payable	69,647	70,877	459,998
Changes in accounts payable and accrued liabilities	57,334	99,932	3,881,446
Net cash used by operating activities	(155,000)	–	(4,002,313)
Cash flows from investing activities:
Acquisition of equipment	–	–	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used in investing activities	–	–	(526,394)
Cash flows from financing activities:
Proceeds from stockholder advances	–	–	49,672
Net proceeds from convertible debt	–	–	2,154,040
Proceeds from note payable	–	–	157,500
Proceeds from warrant exercise and deposit for warrant exercise	–	–	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common and preferred stock	155,000	–	1,537,937
Net cash provided by financing activities	155,000	–	4,528,707
Net increase (decrease) in cash and cash equivalents	–	–	–
Cash and cash equivalents at beginning of year	–	–	–
Cash and cash equivalents at end of year	–	–	–

The accompanying notes are an integral part of the unaudited financial statements

SAVICORP

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and March 31, 2009 and for the Period

From Inception, August 13, 2002 to March 31, 2010 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2010 and as of December 31, 2009.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $227,920 and $86,000 for the periods ended March 31, 2010 and 2009, respectively.

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

New Accounting Pronouncements

In July 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the third quarter of 2009. Therefore, beginning with the third quarter of 2009, all references made by the Company in its consolidated condensed financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s consolidated condensed financial statements.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2009 and 2010, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $342,492,094 for the period from inception, August 13, 2002, to March 31, 2010. At March 31, 2010, the Company is in a negative working capital position of $87,865,795 and has a stockholders' deficit of $87,865,795. Additionally, as of March 31, 2010 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities – Related Party

At March 31, 2010, accounts payable and accrued liabilities to a related party of $69,647 represents amounts due to His Divine Vehicle, Inc., ("HDV", a company owned by the Company’s CEO who is also a major stockholder). The amounts due HDV are primarily related to actual and estimated operations and research and development activities that were paid by HDV on behalf of the Company.

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

Following is an analysis of long-term debt at March 31, 2010:

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2009 and March 31, 2010 at $2,298,982 and $2,439,915 respectively.

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

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at March 31, 2010:

Contractual balance	$597,440
Less unamortized discount	(294,083)

Convertible debt	$303,357

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

Following is an analysis of convertible debt - related party at March 31, 2010:

Contractual balance	$204,302
Less unamortized discount	(100,568)

Convertible debt	$103,734

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

The Company offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our 2011 rescission offer, in terms of rescission offers accepted by shareholders, were very encouraging. The Company had three rescission offer accepted and refunded $8,000 plus interest.

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

Period Ended March 31, 2010

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

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at March 31, 2010.

Stock Warrants

In connection with the securities purchase agreement (See Note 7), we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
1,000,000,000	$0.0030	1.25
1,000,000,000	0.0060	1.25
300,000,000	0.0100	1.25
200,000,000	0.0150	1.25
150,000,000	0.0200	1.25
100,000,000	0.0300	1.25
60,000,000	0.0500	1.25
40,000,000	0.0750	1.25
30,000,000	0.1000	1.25
20,000,000	0.1500	1.25

2,900,000,000	$0.0114

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

Period Ended March 31, 2010

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

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at March 31, 2010

Warrants issued in connection with Cornell financing	66,000,000,000
Stock options issued at for patent rights and Compensation	–
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	844,750,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	943,977,500

Total	67,787,727,500

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

Period Ended March 31, 2010

Interest was imputed on non-interest bearing related party debt in the amount of $310 and credited to additional paid in capital.

9.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the year ended December 31, 2009 and the quarter ended March 31, 2010.

During 2009 and 2010 His Divine Vehicle, Inc. incurred costs on behalf of the Company. At March 31, 2010, the Company owes His Divine Vehicle, Inc. $69,647.

10.	Change in Accounting Principle for Registration Payment Arrangements.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2009 to March 31, 2010:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2009	$2,582,026	$1,202,504	$3,784,530
Change in Fair Value	$44,388,480	$32,134,782	$76,523,262
Fair value at March 31, 2010	$46,970,506	$33,337,286	$80,307,792

For the quarter ended March 31, 2010, net derivative expense was $76,523,262.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	March 31, 2010	December 31, 200	9
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.05%-1.02%	0.06%-1.14%
Volatility	385%	379%
Maturity dates	0.0-1.50 years	0.0-1.522 years
Stock Price	0.0660	0.0015

The Golden Gate warrants (102,125) expired on 05/05/07. The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable. The Cornell 7/10/06 warrants (initial 2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11 reset to 66,000,000,000 warrants at $0.0005) had a term remaining of 2.272 years at 3/31/10.

12.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the period ended March 31, 2010 and the year ended December 31, 2009, the Company engaged in various non-cash investing and financing activities as follows:

	2010	2009
Preferred Stock Loaned/Common Stock Payable	$360,000	$275,000
Settlement of Accounts Payable with convertible debt	$–	$801,742
Accounts Payable converted to Notes Payable	$–	$25,778

During the period ended March 31, 2010 and the year ended December 31, 2009, the Company made no cash interest payments or income tax payments.

13.	Subsequent Events.

Stock Issuances:

Since March 31, 2010, the Board of Directors authorized the issuance of an aggregate of 1,763,026,968 shares of its common stock, 1,000,000 shares of its Preferred A shares and 4,833500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,225,035. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,376,409,691 shares of its common stock, 1,351,667 shares of its Preferred A shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,847,824. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company intends on vigorously defending its rights or reaching a settlement to release the Company and Mr. Monros of any alleged liability

Licensing Events:

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

Overview

We are considered a development stage enterprise because as of March 31, 2010 we have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce, harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of March 31, 2010 we do not have any products available for sale and we will acquire additional funding before we will be able to begin production of our products and there is no guarantee that we will be able to obtain such additional funding.

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

Results of Operations

During the period from inception, August 13, 2002, to March 31, 2010, we have not generated any revenue from operations. As of March 31, 2010, we have accumulated net losses in the development stage of $342,492,094. Additionally, at March 31, 2010, we are in a negative working capital position of $87,865,795 and a stockholders' deficit position $87,865,795. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2010, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operations

We believe that there are six critical elements for the building of a successful research & development company that has the capacity to manufacture technology for the implementation of immediate and long-term solutions to the global challenges of air, water, and land pollution.

1.

People - this includes a qualified board of directors, advisory board members, management, employees, shop personnel, Q.C., project managers, journeymen, welders, machinists, CNC operators, cad cam, shop planners, senior engineers, tool & design, maintenance personnel, calibrators & inspectors, sheet metal fabricators, deburring and finishing personnel, purchasers, transporters, CNC trainers and consultants, etc.;

2.	Projects - a credible portfolio of projects that have the appropriate risk-return ratio in order to generate potentially significant shareholder value;
3.	Capital - based upon the reputation of the people and the quality of the projects, there must be sufficient capital in order to launch the company and to provide for additional funding;
29

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

As of March 31, 2010, we had limited operations and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

As of March 31, 2010, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of March 31, 2010, the Company had no cash.

Total current liabilities were $87,911,628 as of March 31, 2010, consisting of convertible debt, net, of $2,892,091, notes payable of $25,778, derivative liabilities of $80,307,792, accounts payable and accrued liabilities of $4,526,672, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $87,865,795 as of March 31, 2010.

We incurred net losses of $342,492,094 during the period from inception, August 13, 2002, to March 31, 2010. In addition, at March 31, 2010, we were in a negative working capital position and had a stockholders' deficit of $87,865,795. As a result, our independent registered public accounting firm, in its report dated December 20, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $120,234 per month, for the period ended March 31, 2010.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of March 31, 2009, the Company was in default on this debt.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures . As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

For the quarter ended March 31, 2010, the Company issued/cancelled the following:

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

Since March 31, 2010, the Board of Directors authorized the issuance of an aggregate of 1,763,026,968 shares of its common stock, 1,000,000 shares of its Preferred A shares and 4,833500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,225,035. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of March 31. 2010, the Company was in default on this debt and the associated registration rights agreement.

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

SaviCorp

Date: January 29, 2014	By: /s/ SERGE MONROS
Serge Monros
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 29, 2014	By: /s/ SERGE MONROS
Serge Monros
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

