Form 10-Q
period 2010-06-30
SaviCorp
filed 2014-01-29
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2010

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

Quarterly Report on Form 10-Q for the

Quarterly Period Ending June 30, 2010

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements	3

Balance Sheets:
June 30, 2010 and December 31, 2009	3

Statements of Operations:
For the three months and six months ended June 30, 2010 and 2009 and
for the period from inception, August 13, 2002, to June 30, 2010	4

Statement of Stockholders’ Deficit
For the period from inception, August 13, 2002, to June 30, 2010	5

Statements of Cash Flows:
For the six months ended June 30, 2010 and 2009 and
for the period from inception, August 13, 2002, to June 30, 2010	10

Notes to Unaudited Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Changes in Securities	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

SIGNATURES	38

PART I. FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Financial StatementS

SaviCorp

A Corporation in the Development Stage

BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,961	$–
Prepaid Assets	33,333	–

Total assets	$39,294	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $517,781, all in default for 2010, $2,485,000 in default in 2009	$3,082,440	2,564,659
Related party convertible debt, net of unamortized discount of $0 and $177,062, in default in 2010	204,302	27,240
Notes payable, in default in 2010	10,778	10,778
Notes payable, related party, in default in 2010	15,000	15,000
Accounts payable and accrued liabilities	4,764,367	4,247,758
Related party accounts payable	252,864	–
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	12,638,807	2,582,026
Derivative liabilities - warrants	21,153,529	1,202,504

Total current liabilities	42,281,382	10,809,260

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,956,483 and 9,347,500 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9,956	9,348
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,519,775 and 8,647,775 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	8,520	8,648
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 2,089,339,298 and 2,092,104,264 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,089,339	2,092,104
Change in accounting principle	658,128	658,128
Stock payable	705,000	345,000
Additional paid-in capital	251,392,269	251,130,841
Losses accumulated during the development stage	(297,105,300)	(265,053,329)

Total stockholders' deficit	(42,242,088)	(10,809,260)

Total liabilities and stockholders' deficit	$39,294	$–

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF OPERATIONS

For the 3 and 6 Months Ended June 30, 2010 and 2009 and for the Period

From Inception, August 13, 2002, to June 30, 2010

(unaudited)

	For the three months ended:		For the six months ended:		Inception (August 13, 2002) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Operating costs and expenses:
General and administrative expenses	$440,821	$128,850	$786,867	$307,386	$254,307,258
Research and development	38,504	535	53,159	3,569	2,145,353

Loss from operations	(479,325)	(129,385)	(840,026)	(310,955)	(256,452,611)

Other income and (expenses):
Interest Income	–	–	–	–	175
Gain on settlement	–	–	–	–	554,928
Cost of rescission	–	–	–	–	(43,074)
Cost of recapitalization	–	–	–	–	(273,987)
Goodwill impairment	–	–	–	–	(541,101)
Impairment of property and equipment	–	–	–	–	(235,299)
Impairment of patent rights	–	–	–	–	(38,500)
Change in fair value of financial instruments	46,515,456	115,193	(30,007,806)	51,520	14,124,680
Loss on debt extinguishment	–	–	–	–	(492,464)
Interest expense	(503,003)	(83,179)	(905,872)	(158,636)	(51,121,798)
Registration rights expense	(146,334)	(146,334)	(298,267)	(298,267)	(2,586,249)

Total other income and (expenses), net	45,866,119	(114,320)	(31,211,945)	(405,383)	(40,652,689)

Net profit (loss)	$45,386,794	$(243,705)	$(32,051,971)	$(716,338)	$(297,105,300)

Weighted average shares outstanding-basic	2,071,973,771	2,052,888,794	2,082,685,066	2,052,888,794
Weighted average shares outstanding-diluted	73,786,324,621	2,052,888,794	2,082,685,066	2,052,888,794

Net profit (loss) per common share - basic	$0.02	$(0.00)	$(0.02)	$(0.00)
Net profit (loss) per common share - diluted	$0.00	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to June 30, 2010

(unaudited)

													Losses
									Change				Accumulated
									in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at inception, August 13, 2002	-	$–	–	$–	–	$–	–	$–	$–	$–	$–	$–	$–	$–

Initial contribution to establish Energy Resource Management, Inc.	–	–	–	–	–	–	–	–	–	1,020	–	–	–	1,020

Recapitalization on August 26, 2002	–	–	–	–	–	–	5,335	5	–	(5)	–	–	–	–

Common stock issued in exchange for consulting services	–	–	–	–	–	–	1,086	1	–	2,233,149	(1,030,917)	–	–	1,202,232

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,555,838)	(1,555,838)

Balance at December 31, 2002	–	$–	–	$–	–	$–	6,421	$6	$–	$2,234,164	$(1,030,917)	$–	$(1,555,838)	$(352,586)

Recognition of deferred compensation under consulting agreements	–	–	–	–	–	–	–	–	–	–	1,030,917	–	–	1,030,917

Common stock issued for cash under Regulation D offering	–	–	–	–	–	–	4,180	4	–	154,996	–	–	–	155,000

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	1,200	1	–	170,055	–	–	–	170,056

Common stock issued in exchange for extension of acquisition agreement	–	–	–	–	–	–	110	–	–	4,400	–	–	–	4,400

Common stock issued as a contribution to a related charitable organization	–	–	–	–	–	–	2,280	3	–	91,197	–	–	–	91,200

Common stock issued to escrow for acquisition of DreamCity	–	–	–	–	–	–	8,000	8	–	359,992	–	–	–	360,000

Interest recognition on loan from stockholder	–	–	–	–	–	–	–	–	–	6,209	–	–	–	6,209

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,999,913)	(1,999,913)

Balance at December 31, 2003	–	$–	–	$–	–	$–	22,191	$22	$–	$3,021,013	$–	$–	$(3,555,751)	$(534,716)

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to June 30, 2010

(unaudited)

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

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to June 30, 2010

(unaudited)

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

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to June 30, 2010

(unaudited)

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

SaviCorp

A Corporation in the Development Stage

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From Inception, August 13, 2002, to June 30, 2010

(unaudited)

													Losses
													Accumulated
									Change in	Additional			During the
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Stage	Total
Balance at December 31, 2008	9,347,500	$9,348	–	$–	8,527,775	$8,528	1,917,104,264	$1,917,104	658,128	251,119,009	$–	$70,000	(260,727,502)	$(6,945,385)

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	–	–	2,620,000	2,620	475,000,000	475,000	–	(97,120)	–	–	–	380,500

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	7,646	–	–	–	7,646

Common and Preferred C stock loaned to Company	–	–	–	–	(2,500,000)	(2,500)	(300,000,000)	(300,000)	–	27,500		275,000	–	–

Expenses incurred by related party for no consideration	–	–	–	–	–	–	–	–	–	73,806	–	–	–	73,806

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(4,325,827)	(4,325,827)

Balance at December 31, 2009	9,347,500	$9,348	–	$–	8,647,775	$8,648	2,092,104,264	$2,092,104	658,128	251,130,841	$–	$345,000	(265,053,329)	$(10,809,260)

Preferred stock issued in exchange for consulting services and employee compensation	1,055,000	1,055	–	–	436,000	436	–	–	–	225,429	–	–	–	226,920

Common and preferred stock issued for cash under Regulation D offering	45,000	45	–	–	1,356,000	1,356	56,133,334	56,133	–	194,665	–	–	–	252,199

Conversion of common to Preferred A	1,508,983	1,508	–	–	–	–	(150,898,300)	(150,898)	–	149,390	–	–	–	–

Conversion of Preferred C to common	–	–	–	–	(920,000)	(920)	92,000,000	92,000	–	(91,080)	–	–	–	–

Warrants Issued for consulting services	–	–	–	–	–	–	–	–	–	137,000	–	–	–	137,000

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	3,024	–	–	–	3,024

Preferred A and Preferred C stock loaned to Company	(2,000,000)	(2,000)	–	–	(1,000,000)	(1,000)	–	–	–	(357,000)		360,000	–	–

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(32,051,971)	(32,051,971)

Balance at June 30, 2010	9,956,483	$9,956	–	$–	8,519,775	$8,520	2,089,339,298	$2,089,339	658,128	251,392,269	$–	$705,000	(297,105,300)	$(42,242,088)

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

A Corporation in the Development Stage

STATEMENTS OF CASH FLOWS

For the 6 Months Ended June 30, 2010 and 2009 and for the Period

From Inception, August 13, 2002, to June 30, 2010

(unaudited)

	For the six months ended:		Inception (August 13, 2002) to
	June 30, 2010	June 30, 2009	June 30, 2010
Cash flows from operating activities:
Net profit (loss)	(32,051,971)	(716,338)	(297,105,300)
Adjustments to reconcile net income to net cash used by operating activities:
Gain on settlement	–	–	(836,928)
Impairment of goodwill	–	–	541,101
Impairment of property and equipment	–	–	420,956
Cost of recapitalization	–	–	273,987
Amortization of deferred compensation	–	–	2,233,150
Convertible debt issued for accounts payable and related party debt	–	–	79,945
Compensatory common and preferred stock issuances	363,920	86,000	245,980,663
Interest imputed on non-interest bearing note from a stockholder	3,024	2,091	69,612
Interest expense recognized on issuance and through accretion of discount on debt	694,843	0	49,321,640
Change in fair value of derivatives	30,007,806	(51,520)	(13,648,555)
Loss on extinguishment of debt	–	–	492,464
Impairment of patent rights	–	–	38,502
Common stock issued for rescission agreement	–	–	43,074
Contributed capital	–	–	291,520
License agreement expense	–	–	371,214
Common stock issued to pay accounts payable	–	–	50,000
Depreciation expense	–	–	50,819
Changes in operating assets and liabilities:
Accrued registration rights expense	298,267	298,267	2,586,249
Changes in prepaid assets	(33,333)	–	(33,333)
Changes in related party accounts payable	252,864	89,412	643,215
Changes in accounts payable and accrued liabilities	218,342	292,088	4,042,454
Net cash used by operating activities	(246,238)	–	(4,093,551)
Cash flows from investing activities:
Acquisition of equipment	–	–	(487,894)
Acquisition of patents	–	–	(38,500)
Net cash used in investing activities	–	–	(526,394)
Cash flows from financing activities:
Bank overdraft	–	–	–
Proceeds from stockholder advances	–	–	49,672
Net Proceeds from convertible debt	–	–	2,154,040
Proceeds from note payable	–	–	157,500
Proceeds from warrant exercise and deposit for warrant exercise	–	–	692,558
Payments on notes payable	–	–	(63,000)
Proceeds from sale of common and preferred stock	252,199	–	1,635,136
Net cash provided by financing activities	252,199	–	4,625,906
Net increase (decrease) in cash and cash equivalents	5,961	–	5,961
Cash and cash equivalents at beginning of year	–	–	–
Cash and cash equivalents at end of year	5,961	–	5,961

The accompanying notes are an integral part of the unaudited financial statements.

SAVICORP

A Corporation in the Development Stage

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2010 and June 30, 2009 and for the Period

From Inception, August 13, 2002 to June 30, 2010 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had $5,961 in cash as of June 30, 2010 and no cash equivalents as of December 31, 2009.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $363,920 and $86,000 for the periods ended June 30, 2010 and 2009, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2009 and 2010, the Company had limited operations and resources. The Company has accumulated net losses in the development stage of $297,105,300 for the period from inception, August 13, 2002, to June 30, 2010. At June 30, 2010, the Company is in a negative working capital position of $42,242,088 and has a stockholders' deficit of $42,242,088. Additionally, as of June 30, 2010 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities – Related Party

Accounts payable and accrued liabilities to a related party of $252,864 at June 30, 2010 represents amounts due to His Divine Vehicle, Inc, ("HDV", a company owned by the Company’s chief technology officer who is also a major stockholder). The amounts due HDV are primarily related to actual and estimated operations and research and development activities that were paid by HDV on behalf of the Company.

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

Following is an analysis of long-term debt at June 30, 2010:

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2009 and June 30, 2010 at $2,298,982 and $2,586,249 respectively.

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

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at June 30, 2010:

Contractual balance	$597,440
Less unamortized discount	–

Convertible debt	$597,440

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

Following is an analysis of convertible debt - related party at June 30, 2010:

Contractual balance	$204,302
Less unamortized discount	–

Convertible debt	$204,302

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

The Company hired the Los Angeles law firm of Troy Gould to represent us in the matter of this investigation. As of the date of this filing, the Company believes it has provided all requested material to the SEC. Updates on the investigation will be supplied by supplemental filings hereto.

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

Year Ended December 31, 2004

Effective September 2, 2004 and November 19, 2004, the Company's board of directors declared a 1 for 25 reverse stock split and a 1 for 100 reverse stock split, respectively. The reverse stock splits, with a total impact of 1 for 2500, have been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse stock splits have been restated to reflect the stock splits on a retroactive basis. Subsequently to the stock splits, the Company awarded a total of 5,000,000 post-split shares to certain early investors and key stockholders in Gene-Cell, Inc. This stock issuance has been shown as a special dividend in the accompanying statement of stockholders' deficit.During2004, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 to 1,000,000,000 shares.

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

Period Ended June 30, 2010

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

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at June 30, 2010.

Stock Warrants

In connection with the securities purchase agreement (See Note 7), we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
1,000,000,000	$0.0030	.99
1,000,000,000	0.0060	99
300,000,000	0.0100	.99
200,000,000	0.0150	.99
150,000,000	0.0200	.99
100,000,000	0.0300	.99
60,000,000	0.0500	.99
40,000,000	0.0750	.99
30,000,000	0.1000	.99
20,000,000	0.1500	.99

2,900,000,000	$0.0114

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

Period Ended June 30, 2010

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

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at June 30, 2010

Warrants issued in connection with Cornell financing	66,000,000,000
Stock options issued at for patent rights and Compensation	–
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	995,648,300
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	851,977,500

Total	67,847,625,800

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

Period Ended June 30, 2010

Interest was imputed on non-interest bearing related party debt in the amount of $3,024 and credited to additional paid in capital.

9.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the year ended December 31, 2009 and the period ended June 30, 2010.

During 2009 and 2010 His Divine Vehicle, Inc. incurred costs on behalf of the Company. At June 30, 2010, the Company owes His Divine Vehicle, Inc. $252,864.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2009 to June 30, 2010:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2009	$2,582,026	$1,202,504	$3,784,530
Change in Fair Value	$10,056,781	$19,951,025	$30,007,806
Fair value at June 30, 2010	$12,638,807	$21,153,529	$33,792,336

For the six months ended June 30, 2010, net derivative loss was $30,007,806.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	June 30, 2010	December 31, 2009
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.05%-0.61%	0.06%-1.14%
Volatility	380%	379%
Maturity dates	0.0-1.25 years	0.0-1.522 years
Stock Price	0.0145	0.0015

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

12.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the period ended June 30, 2010 and the year ended December 31, 2009, the Company engaged in various non-cash investing and financing activities as follows:

	2010	2009
Preferred Stock Loaned/Common Stock Payable	$360,000	$275,000
Settlement of Accounts Payable with convertible debt	$–	$801,742
Accounts Payable converted to Notes Payable	$–	$25,778
Conversion between Common and Preferred Stock	$58,898	$–

During the period ended June 30, 2010 and the year ended December 31, 2009, the Company made no cash interest payments or income tax payments.

13.	Subsequent Events.

Stock Issuances:

Since June 30, 2010, the Board of Directors authorized the issuance of an aggregate of 1,709,393,634 shares of its common stock, 1,000,000 shares of its Preferred A shares and 4,433,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,085,835. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,376,409,691 shares of its common stock, 1,351,667 shares of its Preferred A shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,847,824. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are considered a development stage enterprise because as of June 30, 2010 we have no significant operations, have not yet generated revenue from new business activities and are devoting substantially all of our efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce, harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency. As of June 30, 2010 we do not have any products available for sale and we will acquire additional funding before we will be able to begin production of our products and there is no guarantee that we will be able to obtain such additional funding.

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

Results of Operations

During the period from inception, August 13, 2002, to June 30, 2010, we have not generated any revenue from operations. As of June 30, 2010, we have accumulated net losses in the development stage of $297,105,300. Additionally, at June 30, 2010, we are in a negative working capital position of $42,242,088 and a stockholders' deficit position $42,242,088. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2010, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

As of June 30, 2010, we had limited operations and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

As of June 30, 2010, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of June 30, 2010, the Company had limited cash and limited current assets.

Total current liabilities were $42,281,382 as of June 30, 2010, consisting of convertible debt, net, of $3,286,742, notes payable of $25,778, derivative liabilities of $33,792,336, accounts payable and accrued liabilities of $5,017,231, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $42,242,088 as of June 30, 2010.

We incurred net losses of $297,105,300 during the period from inception, August 13, 2002, to June 30, 2010. In addition, at June 30, 2010, we were in a negative working capital position and had a stockholders' deficit of $42,242,088. As a result, our independent registered public accounting firm, in its report dated December 20, 2013, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $140,004 per month, for the period ended June 30, 2010.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of June 30. 2010, the Company was in default on this debt.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures . As of June 30, 2010, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

For the period ended June 30, 2010, the Company issued/cancelled the following:

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

In January 2010, the Board of Directors authorized the issuance of 45,000 Preferred A shares and 156,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $18,500.In February 2010, the Board of Directors authorized the issuance of 1,000,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $100,000. In March 2010, the Board of Directors authorized the issuance of 200,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $30,000.

Since June 30, 2010, the Board of Directors authorized the issuance of an aggregate of 1,709,393,634 shares of its common stock, 1,000,000 shares of its Preferred A shares and 4,433,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $4,085,835. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,376,409,691 shares of its common stock, 1,351,667 shares of its Preferred A shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,847,824. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

