Form 10-K
period 2011-12-31
SaviCorp
filed 2014-11-06
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Total revenues for Fiscal Year 2011 were $56,240.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the closing price on June 30, 2011, was $47,111,422.

As of October 27, 2014 there were 5,985,760,962 shares of issuer’s common stock outstanding.

SAVICORP

FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

In 2011, SaviCorp began to generate revenue from new business activities. We were still devoting substantial efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency.

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

DynoValve & DynoValve Pro have the following positive features:

-	Addresses carbon footprint (substantially reduces carbon monoxide emissions through smog emission tacking);

-	Improves fuel use and mileage;

-	Increases engine performance (Dynamometer readings show a dramatic increase in overall engine performance);

-	Fuel use and oil consumption is substantially reduced;

-	Cost effective:

o	The savings in over-all fuel, oil and engine service requirements are significant;

o	Carbon Credits are generated by the use of the DynoValve & DynoValve Pro;

o	The expense of fitting DynoValve is recaptured with short use and dependent on mileage use (within 6 to 12 months for passenger cars but 2 months with a taxi);

o	Useable with marine engines as well;

o	The Company hopes to have the DynoValve Pro (diesel) available in 2013, which should be used by large fleet owners, locomotive, heavy equipment, stationary engines and marine engines as well as ocean liners.

-	Suitable for original factory applications on new engines as well as retrofitting used vehicles.

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

North Carolina’s Stallings Police Department’s 25 Ford Crown Victoria (2011) fleet experienced a MPG increase of 31.58% after the installation of DynoValve. This is the type of success we hope to translate into contracts with larger public service entities nationwide.

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

Typically, in the early stage, our relationship with a fleet size customer involves “proving” our technology on a test basis with a few vehicles operating as part of the customer’s fleet. We guarantee a 10% improvement in fuel efficiency. Once a customer has experienced “real time” results out in the field, our products gain acceptance and the rate of sales and installations take off at a faster pace. In almost all cases to date, we have exceeded the 10% guarantee. Generally, the longer vehicles are driven with our product in place, the more performance improves with the passage of time. Our results to date have varied from an 8% to 100% improvement. Currently, we have no fleets with less than a 15% rate of improvement. Fleets with Ford F-150s (4.6 litre engines) and Chevy light trucks (4.7 litre) are getting between 30% and 49% fuel savings.

In 2013, we have made major inroads in the Middle Eastern country of Dubai and others. We have a 5 year licensing agreement with DynoGreen Tech, LLC that we entered into this quarter. Regarding our progress, our original commitment for 2,000 DynoValves (sold at $250 each) equate to $500,000. In order for them to fulfill and maintain this 5 year licensing agreement, they are required to purchase 500 additional DynoValves per quarter (an additional 2,000 DynoValves / $500,000 per year) for a total of $2,500,000 over a 5 year span. With the initial investment of $500,000, this totals $3,000,000 for their 5 year licensing agreement. We have already delivered 2,000 of those DynoValves. The areas that are included in this agreement are UAE, Dubai, Malaysia, India, and Africa.

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

The second issue is the wiring harness, which was originally created for the USA and met compliance regulations according to American standards. The Department of Standardization and the UAE affiliates did not approve of the exposed colored wires. As a result, we modified the wiring harness and completely molded all the connectors, improving the appearance which is actually beneficial for us. This brand new wiring harness was delivered to Dubai for their approval. The group loved it and guaranteed 100% that Savvy Green (our associate company in Dubai) would be given confirmation and status on the mandate (Preferred Vendor Status). SaviCorp is awaiting the status of the mandate.

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

If all goes well in the Middle East, it appears that DynoGreen Tech, LLC (“DGT“) as well as Savvy Green would like to have an exclusive distribution agreement to supply to all of Africa, Russia, and Europe. We believe it is too premature to make a commitment at this time without seeing their success with the existing countries they are currently licensed for. Although, they’ve been extremely successful in a short period of time, so we are hopeful and looking forward to revisiting this again.

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

Suppliers

We currently have all of the production completed by His Divine Vehicle (“HDV”), a related entity owned by our CEO Serge Monros as determined by our licensing agreement with HDV.

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

Mr. Monros has continued the process of preparing patent applications for the other versions of the DynoValve products & related IP. In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various international territories. The consideration for the agreement was guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment. The Company has entered into an agreement with DynoGreen Tech, LLC ("DGT") to sell the DynoValve products in the licensed territories. DGT had ordered 2,000 DynoValves as of 6/30/13. The DynoValves were shipped in the third quarter of 2013.

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

3.	Mark I ZEFS device: Save the World Air, Inc. Price: unknown. According to its manufacturer, the ZEFS devices create magnetic fields to reduce the size of the fuel molecules passing from the carburetor or center point fuel injector of the vehicle to the inlet manifold prior to combustion. This creates an atomization process that enhances the efficiency of combustion, which reduces harmful toxic emissions and increases fuel economy. ZEFS device has been granted a patent see United States Patent Application No. 10/275946. SaviCorp comment: Save the World Air Inc. makes Zero Emission Fuel Saver (ZEFS) technology that is intended to reduce tailpipe pollutants and increase fuel efficiency in gasoline and diesel-powered vehicles.

4.	RAND Corporation has conducted independent tests and cannot confirm the benefits of ZEFS. "RAND's analysis of laboratory testing data provided by Save the World Air that deals with the performance of the ZEFS device installed in vehicles found at best mixed results from the tests and therefore could not confirm the effectiveness of the technology in actual use," said Michael Toman, director of the Environment Energy and Economic Development program at RAND, which carried out the study.

5.	Atomic 4 AT-4CVS Crankcase Ventilation system device: Listed Price: Complete Retrofit Kit is $240.00 to $265.00 (Indigo Electronics, Williamsburg, VA 23185). The product (according to Indigo Electronics) eliminates Crankcase smoke completely with the system. The product eliminates fouling of carburetor air passages; and improves performance. SaviCorp comment: no test data to compare with DynoValve.

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

Employees

During 2011, we had consulting agreements with all management and staff members. We regularly utilize the services of consultants on an as-needed basis. As of October 1, 2014, the Company had 6 full time employees. In addition, we hire independent contractor labor on an as needed basis. Historically none of our employees belonged to a collective bargaining union. We have not experienced a work stoppage and historically our employee relations have been good.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net operating losses of $4,863,030 for the year ended December 31, 2011 and $1,593,097 for the year ended December 31, 2010. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. To date we have not generated any revenues from our business activities. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed.

We will require additional funds to sustain and expand our research and development activities. As of December 31, 2011, we anticipate that we will require up to approximately $2,000,000 to fund our operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.

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

In their report dated November 5, 2014, our independent auditors stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $289,187,347 during the period from inception, August 13, 2002, to December 31, 2011. In addition, at December 31, 2011, we were in a negative working capital position of $18,823,440 and had a stockholders' deficit of $18,823,440. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Many of Our Competitors are Larger and Have Greater Financial and Other Resources than We do and Those Advantages Could Make it Difficult for Us to Compete With Them.

The general market for our products and services is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse effect on our operating results.

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

Risks Relating to our Convertible Debt and Warrants:

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of December 31, 2011, we had 3,598,835,936 shares of common stock issued and outstanding, convertible debentures outstanding that may be converted into a maximum of 1,849,288,000 shares of common stock and outstanding warrants to purchase 600,000,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants, may be sold pending removal of any restrictions. The sale of these shares may adversely affect the market price of our common stock.

The Issuance of Shares Upon Conversion of the Convertible Debentures and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the secured convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders. Although the convertible debt holders may not convert their convertible notes if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent them from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the debt and warrant holders could sell more than their limit while never holding more than this limit.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Series A and C Convertible Preferred Stock and the Issuance of Shares Upon Conversion of the Series A and C Convertible Preferred Stock Would Cause Immediate and Substantial Dilution to Our Existing Stockholders.

As of December 31, 2011, we had 3,598,834,936 shares of common stock issued and outstanding and series A and C convertible preferred stock that may be converted into 1,232,767,500 shares of our common stock. The issuance of shares upon conversion of the series A and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Officers And Directors Owned a Significant Interest in Our Voting Stock And Investors Did Not Have Any Voice in Our Management.

As a result of ownership of stock options and convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 17.1% of our outstanding common stock as of December 31, 2011. As a result, these stockholders, acting together, had the ability to control substantially all matters submitted to our stockholders for approval, including:

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

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Markets Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Markets, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Markets. If we fail to remain current on our reporting requirements, we could be removed from the OTC Markets. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We currently lease our 40,000 square foot corporate headquarters located at 2530 South Birch Street, Santa Ana, CA 92707. Our telephone number at that office is (877) 611-7284 and our facsimile number is (714) 641-7113. The lease is for a one-year period with an annual lease payment of $110,000 and an annual extension option. We believe that these facilities are adequate for our current and immediately foreseeable operating needs.

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

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our 2011 rescission offer, in terms of rescission offers accepted by shareholders, were very encouraging. We had three rescissions offers accepted and refunded $8,000 plus interest.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company is finalizing a negotiated settlement and expects to complete the settlement before the end of 2014.

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

MARKET INFORMATION

Our common stock is quoted on the OTC Markets under the symbol “SVMI”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2011
	High	Low
First Quarter	$0.0210	$0.0110
Second Quarter	$0.0150	$0.0085
Third Quarter	$0.0215	$0.0100
Fourth Quarter	$0.0169	$0.0085

	Fiscal Year 2010
	High	Low
First Quarter	$0.0685	$0.0010
Second Quarter	$0.0745	$0.0060
Third Quarter	$0.0285	$0.0075
Fourth Quarter	$0.0290	$0.0163

HOLDERS

As of October 1, 2014, we had approximately 993 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, located at 1 University Plaza, Suite 505, in Hackensack, NJ 07601.

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

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2011, the Company issued the following:

In January 2011, the Board of Directors authorized the issuance of 12,550,000 common shares to accredited and non-accredited investors for total proceeds of $41,500.

In February 2011, the Board of Directors authorized the issuance of 82,525,000 common shares to accredited and non-accredited investors for total proceeds of $411,500.

In March 2011, the Board of Directors authorized the issuance of 6,562,858 common shares to accredited and non-accredited investors for total proceeds of $41,100.

In April 2011, the Board of Directors authorized the issuance of 2,642,857 common shares to accredited and non-accredited investors for total proceeds of $12,100.

In May 2011, the Board of Directors authorized the issuance of 7,766,667 common shares to accredited and non-accredited investors for total proceeds of $24,000.

In June 2011, the Board of Directors authorized the issuance of 58,155,555 common shares to accredited and non-accredited investors for total proceeds of $185,000.

In July 2011, the Board of Directors authorized the issuance of 209,160,541 common shares to accredited and non-accredited investors for total proceeds of $696,343.

In July, 2011 His Divine Vehicle revised its licensing agreement to issue 1,500,000 Preferred A shares and 100,000,000 common shares in exchange for 2,500,000 Preferred C shares.

In August 2011, the Board of Directors authorized the issuance of 52,200,000 common shares to accredited and non-accredited investors for total proceeds of $68,000.

In September 2011, the Board of Directors authorized the issuance of 28,000,000 common shares to accredited and non-accredited investors for total proceeds of $44,000.

In October 2011, the Board of Directors authorized the issuance of 36,000,000 common shares to accredited and non-accredited investors for total proceeds of $88,000.

In November 2011, the Board of Directors authorized the issuance of 58,800,000 common shares to accredited and non-accredited investors for total proceeds of $126,000. The Company converted $9,000 of convertible debt and relieved $57,803 of derivative liability into 9,000,000 common shares.

In December 2011, the Board of Directors authorized the issuance of 35,000,001 common shares to accredited and non-accredited investors for total proceeds of $70,000.

Throughout the year, the Board of Directors also authorized the issuance of 261,399,579 common shares for services rendered by independent contractors based on the market value of the stock for total stock based compensation expense of $3,370,273.

In January 2011, the Board of Directors authorized the issuance of 20,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $20,000.

Since 2011, the Board of Directors authorized the issuance of an aggregate of 899,541,265 shares of its common stock, 22,551,666 shares of its Preferred A shares, 63,806 shares of its Preferred B shares and 4,588,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $2,848,750. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,257,210,112 shares of its common stock, 1,951,667 shares of its Preferred A shares, 52,500 shares of its Preferred B shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,901,167. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

We currently have the right to market and distribute the DynoValve and DynoValve Pro products, which provides for increased fuel economy and reduced emissions in automotive applications for both new and existing vehicles and may be used in other non-automotive applications. Personal watercraft, small engine powered lawn equipment, and stand-alone power generation engines are additional markets that we intend to develop. The technology may be sold internationally and we are pursuing opportunities simultaneously domestically and internationally. We have no immediate plans to develop additional products at this time.

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

During the years ended December 31, 2011 and 2010, we had limited operations and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the year ended December 31, 2011, we generated $56,240 in revenues. At December 31, 2011, we are in a negative working capital position of $18,823,440 and had a stockholders' deficit of $18,823,440. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. We will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2011, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to expand sales.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2011, the Company had $427 in cash, $861 in accounts receivable, $157,616 in inventory and $16,669 in pre-paid assets.

Total current liabilities were $18,999,013 as of December 31, 2011, consisting of convertible debt, net, of $792,742, derivative liabilities of $16,231,036, accounts payable and accrued liabilities of $1,790,162, notes payable of $25,778 and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $18,823,440 as of December 31, 2011.

As a result, our independent registered public accounting firm, in its report dated October 30, 2014, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $405,855 per month for the year ended December 31, 2011.

Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

•	further implement our business plan;

•	obtain additional financing or refinancing as may be required;

•	and increase revenues.

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

ITEM 7. FINANCIAL STATEMENTS.

See Financial Statements beginning on F-1 this Annual Report on Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 14, 2011, SaviCorp (the "Company") dismissed Ham, Langston and Brezina LLP ("HLB") as its independent public accounting firm and appointed M&K CPAS, PLLC ("M&K") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007.

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

During the fiscal years ended December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008, and December 31, 2007 and the subsequent interim and annual periods through October 13, 2014, neither the Company nor anyone acting on its behalf has consulted with M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that M&K concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a "disagreement" or "reportable event" as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following information sets forth the names of our officers and directors, their present positions with us, and their biographical information.

Names:	Ages	Officer Titles	Board of Directors
Serge Monros	63	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer	Director
Phil Pisanelli	66		Director
Rudy Rodriguez	63	Secretary and Treasurer	Director

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2010, 2009, and 2008 exceeded $100,000. Some of the salaries shown during 2008, 2009, and 2010 were accrued and were unpaid or waived as of December 31, 2010:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

				Annual	Restricted	Options	Other
Name & Principal				Compen-	Stock	SARs	LTIP	All Other
Position	Year	Salary ($)	Bonus ($)	sation ($)	Awards($)	(#)	Payouts($)	Compensation

Serge Monros	2011	144,000	-	144,000	-	-	-	-
CEO, CFO	2010	144,000	-	144,000	-	-	-	-
	2009	144,000	-	144,000	-	-	-	-

Employment/Consultant Agreements

We have no employment or consulting agreements with any of our officers.

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

Option/Stock Appreciation Right Grants in 2011

None.

Aggregate Option/SAR Exercises in 2011 and December 31, 2011 Option Values

None.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of	Weighted-	available for future
	securities to be	average exercise	issuance under
	issued upon	price of	equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by holders	25,000,000	–	25,000,000

Equity compensation plans not approved by security holders	-	–	–
Total	25,000,000	–	25,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of December 31, 2010, the number of and percent of our common stock beneficially owned by

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2010 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2011 have been exercised and converted.

Serge Monros	(3)	Common Stock	645,065,363	15.55%
2530 S. Birch Street
Santa Ana, California 92707

Phil Pisanell	(4)	Common Stock	21,000,000	*
2530 S. Birch Street
Santa Ana, California 92707

Rudy Rodriguez	(5)	Common Stock	52,000,000	1.43%
2530 S. Birch Street
Santa Ana, California 92707

All Officers and Directors		Common Stock	718,065,363	17.07%
As a Group (3 persons)

His Divine Vehicle	(6)	Common Stock	644,965,363	15.55%
2530 S. Birch Street
Santa Ana, California 92707

Cornell Capital	(7)	Common Stock	595,000,000	14.19%
101 Hudson Street, Suite 3700
Jersey City, NJ 07302

His Divine Vehicle		Preferred A	3,491,423	55.31%

His Divine Vehicle		Preferred C	202,412	3.37%

Alexander M. Haig Jr.		Preferred C	500,000	8.31%

Alexander P. Haig		Preferred C	500,000	8.31%

Rudy Rodriguez		Preferred C	500,000	8.31%

John Orrock		Preferred C	750,000	12.47%

Jeffrey Sia		Preferred C	880,000	14.63%

Ismael Silva		Preferred C	773,333	12.86%

Cyrus Incorporated		Preferred C	395,275	6.57%

* Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 3,598,834,936 common shares; 6,312,733 Preferred "A" Shares and 6,014,942 Preferred "C" Shares outstanding as of December 31, 2011.

(3)	Includes 96,100,000 shares of common stock, 349,142,300 shares of common stock underlying series A convertible preferred stock, 20,241,200 shares of common stock underlying series C convertible preferred stock, and includes the conversion of the principal amount of 204,302 plus accrued interest through 12/31/11 of $33,405 converting into common shares at the conversion rate of $0.0005 owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.

(4)	Includes 11,000,000 shares of common stock and 1,000,000 shares of common stock underlying series A convertible preferred stock.

(5)	Includes 2,000,000 shares of common stock and 50,000,000 shares of common stock underlying series C convertible preferred stock.

(6)	Includes 96,000,000 shares of common stock, 349,142,300 shares of common stock underlying series A convertible preferred stock, 20,241,200 shares of common stock underlying series C convertible preferred stock, and includes the conversion of the principal amount of 204,302 plus accrued interest through 12/31/11 of $17,061 converting into common shares at the conversion rate of $0.0005.

(7)	Includes 595,000,000 shares of options to acquire common stock at an exercise price of $0.0005.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 6,000,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2011, there were 3,598,834,936 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

We have engaged WorldWide Stock Transfer, LLC as independent transfer agent or registrar.

PREFERRED STOCK

We are authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2011, there were 6,312,733 shares of series A preferred stock issued and outstanding and 6,014,942 shares of series C preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Nevada.

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

WARRANTS

In connection with a repayment agreement dated July 28, 2011, we issued YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at a price of $0.0119.

The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stocks. The exercise price was reset on August 8, 2011 to $0.0005.

In May 2010, the Company issued 5,000,000 warrants at an exercise price of $0.01 exercisable for a period of 5 years to a law firm for services rendered.

OPTIONS

We issued 2,000,000 options to Herrera Partners. They were issued on August 28, 2006, and expired on August 28, 2011 and had an exercise price of $0.01.

In addition, Gene-Cell, Inc. and Redwood Entertainment Group, Inc. periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates range from February, 2012 through July, 2012.

CONVERTIBLE SECURITIES

On December 15, 2009, the Company converted accounts payable due to His Divine Vehicle, Inc. and DS Enterprises, Inc. into convertible promissory notes. The notes bear interest at 8%, matured on April 15, 2010, and convert into common shares at the conversion rate of $0.003 subject to anti-dilution protection. In August, 2011, the conversion rate was reset to $0.0005.

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

We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, filed March 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (the “Commission”) on June 27, 2005 and incorporated herein by reference.

3.2	Amendment to the Articles of Incorporation, as amended and restated, filed April 22, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference

3.3	Certificate of Designation of Series A Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.4	Certificate of Designation of Series B Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.5	Certificate of Designation of Series C Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.6	By-laws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

4.1	Securities Purchase Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.2	Secured Convertible Debenture issued to Cornell Capital Partners, L.P., dated July 10, 2006, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.3	Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.4	Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.5	Warrant to purchase 300,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.6	Warrant to purchase 200,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.7	Warrant to purchase 150,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.8	Warrant to purchase 100,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference
30

4.9	Warrant to purchase 60,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.10	Warrant to purchase 40,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.11	Warrant to purchase 30,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.12	Warrant to purchase 20,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.13	Registration Rights Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.14	Security Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.15	Pledge and Escrow Agreement, dated July 10, 2006, by and among Savi Media Group, Inc., Cornell Capital Partners L.P., New Creation Outreach, Inc. and David Gonzalez, Esq. as escrow agent., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

10.1	Agreement, dated as of April 6, 2005, by and between the Company and His Divine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

10.2	Agreement, dated as of June 17, 2005, amending the April 6, 2005 agreement between the Company and His Divine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2011 and 2010, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $14,000 and $14,000, respectively.

Audit Related

Our auditors billed us $0 and $0 for audited related work during fiscal years 2011 and 2010, respectively.

Tax Fees

Our auditors billed us $0 and $0 for tax related work during fiscal years 2011 and 2010, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2011 or 2010.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: November 5, 2014	By: /s/ SERGE MONROS
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

Name	Position	Date

/s/ SERGE MONROS Serge Monros	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Director	November 5, 2014

/s/ PHIL PISANELLI Phil Pisanelli	Director	November 5, 2014

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Chief Operating Officer and Director	November 5, 2014

SAVICORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

SaviCorp

We have audited the accompanying balance sheets of SaviCorp (the “Company”) as of December 31, 2011 and December 31, 2010 and the related statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. The financial statements for the period from August 13, 2002 (inception) to December 31, 2011, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaviCorp as of December 31, 2011 and 2010 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 5, 2014

SaviCorp

BALANCE SHEETS

December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$427	$6,381
Accounts receivable	861	–
Inventory	157,616	–
Prepaid expenses	16,669	8,333

Total assets	$175,573	$14,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$588,440	$3,082,440
Related party convertible debt, net of unamortized discount of $0 and $0, in default	204,302	204,302
Notes payable, in default	10,778	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	1,475,710	5,424,269
Related party accounts payable	314,452	167,829
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	10,189,518	21,196,771
Derivative liabilities - warrants	6,041,518	56,229,420

Total current liabilities	18,999,013	86,490,104

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 6,312,733 and 9,956,483 issued and outstanding at December 31, 2011 and 2010, respectively	6,313	9,956
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 6,014,942 and 7,887,275 issued and outstanding at December 31, 2011 and 2010, respectively	6,015	7,887
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 3,598,834,936 and 2,313,878,188 shares issued and outstanding at December 31, 2011 and 2010, respectively	3,598,835	2,313,878
Change in accounting principle	658,128	658,128
Stock payable	1,981,768	705,000
Additional paid-in capital	264,112,848	251,848,925
Accumulated deficit	(289,187,347)	(342,019,164)

Total stockholders' deficit	(18,823,440)	(86,475,390)

Total liabilities and stockholders' deficit	$175,573	$14,714

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010

Revenue	$56,240	$–

Cost of Goods Sold	49,014	–

Gross Profit	7,226	–

Operating costs and expenses:
General and administrative expenses	$4,870,256	$1,457,561
Research and development	–	135,536

Loss from operations	$(4,863,030)	$(1,593,097)

Other income and (expenses):
Gain on settlement	3,477,100	–
Change in fair value of financial instruments	54,839,304	(73,641,661)
Interest expense	(321,424)	(1,138,277)
Registration rights expense	(300,133)	(592,800)

Total other income and (expenses), net	57,694,847	(75,372,738)

Net profit (loss)	$52,831,817	$(76,965,835)

Weighted average shares outstanding	2,869,580,011	2,123,835,660
Weighted average shares outstanding-diluted	5,023,455,682	2,123,835,660

Net profit (loss) per common share - basic	$0.02	$(0.04)
Net profit (loss) per common share - diluted	$0.01	$(0.04)

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2011 and 2010

									Change in	Additional
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Deficit	Total
Balance at December 31, 2009	9,347,500	$9,348	–	$–	8,647,775	$8,648	2,092,104,264	$2,092,104	$658,128	$251,130,841	$–	$345,000	$(265,053,329)	$(10,809,260)

Common and preferred stock issued in exchange for consulting services and employee compensation	1,055,000	1,055	–	–	436,000	436	1,000,000	1,000	–	234,429	–	–	–	236,920
Common and preferred stock issued for cash under Regulation D offering	45,000	45	–	–	1,381,000	1,381	213,922,220	213,922	–	695,393	–	–	–	910,741
Conversion of common to Preferred A	1,508,983	1,508	–	–	–	–	(150,898,300)	(150,898)	–	149,390	–	–	–	–
Conversion of Preferred C to common	–	–	–	–	(1,577,500)	(1,578)	157,750,000	157,750	–	(156,172)	–	–	–	–
Warrants Issued for consulting services	–	–	–	–	–	–	–	–	–	137,000	–	–	–	137,000
Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	15,044	–	–	–	15,044
Preferred A and Preferred C stock loaned to Company	(2,000,000)	(2,000)	–	–	(1,000,000)	(1,000)	–	–	–	(357,000)	–	360,000	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(76,965,835)	(76,965,835)
Balance at December 31, 2010	9,956,483	$9,956	–	$–	7,887,275	$7,887	2,313,878,184	$2,313,878	$658,128	$251,848,925	$–	$705,000	$(342,019,164)	$(86,475,390)
Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	261,399,579	261,400	–	3,108,873	–	–	–	3,370,273
Common and preferred stock issued for cash under Regulation D offering	–	–	–	–	20,000	20	589,363,479	589,363	–	1,238,159	–	–	–	1,827,542
Conversion of Preferred A to common	(1,143,750)	(1,143)	–	–	–	–	114,375,000	114,376	–	(113,233)	–	–	–	–
Conversion of Preferred C to common	–	–	–	–	(1,392,333)	(1,392)	139,233,300	139,233	–	(137,841)	–	–	–	–
Preferred A shares cancelled as part of Cornell Settlement	(4,000,000)	(4,000)	–	–	–	–	–	–	–	9,466,292	–	–	–	9,466,292
Conversion of debt for common	–	–	–	–	–	–	9,000,000	9,000	–	120,406	–	–	–	129,406
Issuance of Common and Preferred A in exchange for Preferred C	1,500,000	1,500	–	–	(2,500,000)	(2,500)	100,000,000	100,000	–	(99,000)	–	–	–	–
Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	30,620	–	–	–	30,620
Common, Preferred A and Preferred C stock repaid/loaned to Company (net)	–	–	–	–	2,000,000	2,000	71,585,394	71,585	–	(1,350,353)	–	1,276,768	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	52,831,817	52,831,817
Balance at December 31, 2011	6,312,733	$6,313	–	$–	6,014,942	$6,015	3,598,834,936	$3,598,835	$658,128	$264,112,848	$–	$1,981,768	$(289,187,347)	$(18,823,440)

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net profit(loss)	$52,831,817	$(76,965,835)
Adjustments to reconcile net profit(loss) to net cash used by operating activities:
Compensatory common and preferred stock issuances	3,370,273	373,920
Interest imputed on non-interest bearing note from a stockholder	30,620	15,044
Interest expense recognized on issuance and through accretion of discount on debt	–	694,843
Change in fair value of derivatives	(54,839,304)	73,641,661
(Gain) Loss on extinguishment of debt	(3,477,100)	–
Changes in accounts receivable	(861)	–
Changes in inventory	(157,616)	–
Changes in pre-paid assets	(8,336)	(8,333.00)
Changes in accrued registration rights expense	300,133	592,800
Changes in related party accounts payable	146,623	167,829
Changes in accounts payable and accrued liabilities	520,255	583,711
Net cash used by operating activities	(1,283,496)	(904,360)

Cash flows from investing activities:

Net cash used in investing activities	–	–

Cash flows from financing activities:

Net Proceeds from convertible debt	(550,000)	–
Proceeds from sale of common stock	1,827,542	910,741
Net cash provided by financing activities	1,277,542	910,741

Net increase (decrease) in cash and cash equivalents	(5,954)	6,381
Cash and cash equivalents at beginning of year	6,381	–
Cash and cash equivalents at end of year	$427	$6,381

The accompanying notes are an integral part of the financial statements

SAVI CORP

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash of $6,381 as of December 31, 2010 and $427 as of December 31, 2011.

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

Inventory

Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $3,370,273 and $373,920 for the years ended December 31, 2011 and 2010, respectively.

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

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note. If the Note is converted or the warrants are exercised, the derivative liability is released and recorded as additional paid in capital.

Profit/Loss Per Share

Basic and diluted net profit or loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options, warrants and convertible preferred stock that were outstanding during 2010 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share is identical for the year ended December 31, 2010. See Note 11 for a discussion of potentially dilutive instruments.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2011, the Company had limited operations and resources. At December 31, 2011, the Company is in a negative working capital position of $18,823,440 and has a stockholders' deficit of $18,823,440. Additionally, as of December 31, 2011 the Company faced substantial challenges to future success as follows:

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

The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations in the development stage, or that the Company can raise adequate long-term capital from private placement of its common stock or private debt to emerge from the development stage. There can also be no assurances that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, including:

•	The Company's ability to obtain adequate sources of funding to sustain it during its growth stage.

•	The ability of the Company to successfully produce and market its gasoline and diesel engine emission reduction device in a manner that will allow it to ultimately achieve adequate profitability and positive cash flows to sustain its operations.

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

4.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at December 31, 2011 and 2010, consisted of the following:

	2011	2010

Trade accounts payable	$321,026	$246,697

Accrued wages payable	1,019,042	858,920
Accrued registration rights penalties	-	2,880,782
Accrued interest expense	135,642	1,437,870

	$1,475,710	$5,424,269

5.	Accounts Payable and Accrued Liabilities – Related Party

The amounts due at December 31, 2011 and 2010 of $15,000 is due to Serge Monros ($10,000) and Greg Sweeney ($5,000) for payments made on behalf of the Company related to the Herrera Settlement.

6.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

7.	Convertible Debt

Cornell:

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 would be advanced two business days prior to a registration statement being declared effective by the SEC. In addition, Cornell issued a note payable of $15,000 on April 2, 2007 that on default became convertible. The Company was in default on all debt to Cornell as of December 31, 2010. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors totaling $1,016,942. Following is an analysis of the proceeds received and related fees and expenses paid with such proceeds.

Gross amount received – contractual balance	$2,485,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,119,040

Following is an analysis of convertible debt due Cornell at December 31, 2011 and December 31, 2010:

	2011	2010

Contractual balance, in default	$-	$2,485,000
Less unamortized discount	-	-

Convertible debt	$-	$2,485,000

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2010 at $2,880,782.

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

On or about July 28, 2011, the Company entered into a Repayment Agreement (the “Repayment Agreement”) with YA Global Investments, L.P., a Cayman Islands exempt limited partnership formerly known as Cornell Capital Partners, L.P. (“YA Global”).

Pursuant to the terms of the Repayment Agreement, all of the Company’s obligations under the Financing Documents have been terminated in full. Without limitation, all amounts otherwise due under the Debentures are deemed satisfied in full, the Prior Warrants are deemed cancelled, and any and all security interests granted by the Company in favor of YA Global pursuant to the Financing Documents have been extinguished, including the release of 4,000,000 shares of Series A Preferred Stock held in escrow. In exchange for the foregoing, the Company delivered to YA Global: (i) a one-time cash payment of US$550,000; and (ii) new warrants to purchase up to 25,000,000 shares of Common Stock at an exercise price of $0.0119 (the “Current Warrants”). The Current Warrants expire on or about July 28, 2014. A copy of the Repayment Agreement and Current Warrants have been attached as exhibits to the Form 8-K filed August 2, 2011 and are hereby incorporated in their entirety by reference. The Company recorded a gain on settlement of $19,139,391 based on the book value of the liabilities released and the fair value of the consideration paid.

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of December 31, 2011.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at December 31, 2011 and December 31, 2010:

	2011	2010

Contractual balance, in default	$588,440	$597,440
Less unamortized discount	-	-

Convertible debt	$588,440	$597,440

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

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of December 31, 2011.

Following is an analysis of convertible debt - related party at December 31, 2011 and December 31, 2010:

	2011	2010

Contractual balance, in default	$204,302	$204,302
Less unamortized discount	-	-

Convertible debt	$204,302	$204,302

This note is considered a derivative instrument due to the anti-dilution protection related to the conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($204,302 at issuance) and a loss on modification recorded as interest expense in the amount of $131,967 in 2009.

8.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of December 31, 2010 and December 31, 2011 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

9.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Net income/(loss) before income taxes	$52,831,817	$(76,965,835)

The components of the Company's deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets
Liabilities
Loss carry-forwards	$2,015,062	$3,671,033
Valuation allowance	(2,015,062)	(3,671,033)
	$–	$–

At December 31, 2011, the Company had generated US net operating loss carry-forwards of approximately $25,397,931 which will expire in various years between 2012 and 2029. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At December 31, 2011 and December 31, 2010, the Company has no uncertain tax positions.

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

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company is negotiating a settlement and expects to reach a settlement to release the Company and Mr. Monros of any alleged liability by the end of 2014.

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on an annual basis from CEE, LLC, for $110,000 per year.

11.	Stockholders' Equity

Common Stock

Following is a description of transactions affecting common stock for the years ended December 31, 2010 and 2011.

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

Year Ended December 31, 2011

In January 2011, the Board of Directors authorized the issuance of 12,550,000 common shares to accredited and non-accredited investors for total proceeds of $41,500.

In February 2011, the Board of Directors authorized the issuance of 82,525,000 common shares to accredited and non-accredited investors for total proceeds of $411,500.

In March 2011, the Board of Directors authorized the issuance of 6,562,858 common shares to accredited and non-accredited investors for total proceeds of $41,100.

In April 2011, the Board of Directors authorized the issuance of 2,642,857 common shares to accredited and non-accredited investors for total proceeds of $12,100.

In May 2011, the Board of Directors authorized the issuance of 7,766,667 common shares to accredited and non-accredited investors for total proceeds of $24,000.

In June 2011, the Board of Directors authorized the issuance of 58,155,555 common shares to accredited and non-accredited investors for total proceeds of $185,000.

In July 2011, the Board of Directors authorized the issuance of 209,160,541 common shares to accredited and non-accredited investors for total proceeds of $696,343.

In July, 2011 His Divine Vehicle revised its licensing agreement to issue 1,500,000 Preferred A shares and 100,000,000 common shares in exchange for 2,500,000 Preferred C shares.

In August 2011, the Board of Directors authorized the issuance of 52,200,000 common shares to accredited and non-accredited investors for total proceeds of $68,000.

In September 2011, the Board of Directors authorized the issuance of 28,000,000 common shares to accredited and non-accredited investors for total proceeds of $44,000.

In October 2011, the Board of Directors authorized the issuance of 36,000,000 common shares to accredited and non-accredited investors for total proceeds of $88,000.

In November 2011, the Board of Directors authorized the issuance of 58,800,000 common shares to accredited and non-accredited investors for total proceeds of $126,000. The Company converted $9,000 of convertible debt and relieved $57,803 of derivative liability into 9,000,000 common shares

In December 2011, the Board of Directors authorized the issuance of 35,000,001 common shares to accredited and non-accredited investors for total proceeds of $70,000.

Throughout the year, the Board of Directors also authorized the issuance of 261,399,579 common shares for services rendered by independent contractors based on the market value of the stock for total stock based compensation expense of $3,370,273.

Throughout the year, 1,143,750 Preferred A shares were converted to 114,375,000 common shares and 1,392,333 Preferred C shares were converted to 139,233,300 common shares.

In May, 2011, the Company borrowed 128,414,606 common shares from directors of the Company.

In August, 2011, the Company repaid 200,000,000 common shares that were loaned to the Company.

Stock Options

Gene-Cell, Inc., the company used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates range from March, 2012 through July, 2012.

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan as of December 31, 2011.

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

All warrants issued to Cornell have been exercised or expired.

In connection with the repayment agreement (see Note 10), we agreed to issue to YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at an exercise price of $0.0119. The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stock. The exercise price was reset on August 8, 2011 to $0.0005.

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

The series B preferred stock provides for conversion on the basis of 10,000 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A preferred stock vote their shares on an as-converted basis. Holders of the series B preferred stock participates on distribution and liquidation on an equal basis with the holders of common stock.

Following is a description of transactions affecting preferred stock for the years ended December 31, 2010 and 2011.

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

Year Ended December 31, 2011

In January 2011, the Board of Directors authorized the issuance of 20,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $20,000.

In July 2011, 4,000,000 Preferred A shares were cancelled out of escrow as part of the settlement with Cornell Partners.

In July, 2011 His Divine Vehicle revised its licensing agreement to issue 1,500,000 Preferred A shares and 100,000,000 common shares in exchange for 2,500,000 Preferred C shares.

In August, 2011, the Company repaid 2,000,000 Preferred C shares that were loaned to the Company.

Throughout the year, 1,143,750 Preferred A shares were converted to 114,375,000 common shares and 1,392,333 Preferred C shares were converted to 139,233,300 common shares.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at December 31, 2011

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	631,273,300
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	601,494,200

Total	1,232,767,500

Other Equity Transactions

Year Ended December 31, 2010

Interest was imputed on non-interest bearing related party debt in the amount of $15,044 and credited to additional paid in capital.

Year Ended December 31, 2011

Interest was imputed on non-interest bearing related party debt in the amount of $30,620 and credited to additional paid in capital.

12.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2011 and 2010.

During 2007, 2008, 2009 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2011, the Company owes HDV $314,452 and Serge Monros $437, 167 in accrued wages. At December 31, 2010, the Company owes HDV $167,829 and Serge Monros $312,000 in accrued wages.

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

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection.

In January, 2010 His Divine Vehicle loaned 2,000,000 Preferred A shares and the 1,000,000 Preferred C shares to the Company.

In August, 2011 His Divine Vehicle loaned 2,000,000 Preferred C shares and the 200,000,000 common shares to the Company.

13.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2011 and 2010, the Company engaged in various non-cash investing and financing activities as follows:

	2011	2010
Settlement of Convertible Debt and Derivative Liabilities with common stock	$129,406	$–

Conversion of Preferred Stock into Common Stock	$253,609	$6,852

Preferred Stock Loaned/Common Stock Payable	$1,276,768	$360,000

During the years ended December 31, 2011 and 2010, the Company made $5,000 in interest payments and no income tax payments.

14.	Change in Accounting Principle for Registration Payment Arrangements.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2010 to December 31, 2011:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2010	$21,196,771	$56,229,420	$77,426,191
Change in Fair Value due to Settlement/Issuance	(9,462,292)	3,226,847	3,226,847
Change due to Exercise/Conversion	(120,406)	–	(120,406)
Change in Fair Value	(1,424,255)	(53,414,749)	(54,839,304)
Fair value at December 31, 2011	$10,189,518	$6,041,518	$16,231,036

For the year ended December 31, 2010, net derivative income was $54,839,304.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	2011	2010
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.02%-.25%	.05%-0.61%
Volatility	130%	237%
Maturity dates	0.28-2.58 years	0.0-0.47 years
Stock Price	0.0090	0.0215

The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable. The Cornell 7/10/06 warrants (initial 2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11 reset to 66,000,000,000 warrants at $0.0005) had a term remaining of 1.522 years at 12/31/10. The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of 12/31/10 and 12/31/11.

16.   Subsequent Events.

Stock Issuances:

Since 2011, the Board of Directors authorized the issuance of an aggregate of 899,541,265 shares of its common stock, 22,551,666 shares of its Preferred A shares, 63,806 shares of its Preferred B shares and 4,588,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $2,848,750. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,257,210,112 shares of its common stock, 1,951,667 shares of its Preferred A shares, 52,500 shares of its Preferred B shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,901,167. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Licensing Events:

Mr. Monros has continued the process of preparing patent applications for the other versions of the DynoValve products & related IP. In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various international territories. The consideration for the agreement was guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment. The Company is currently in default on this agreement.

Major Contracts:

In 2013, the Company has entered into a 5 year licensing agreement with DynoGreen Tech, LLC ("DGT") to sell the DynoValve products in the licensed territories (UAE, Dubai, Malaysia, India, and Africa). DGT has ordered 3,000 DynoValves as of 9/30/13. The DynoValves were shipped in the third quarter of 2013. In order for them to fulfill and maintain this 5 year licensing agreement, they are required to purchase 500 additional DynoValves per quarter for a total of $3,000,000 over a 5 year span.

In 2014, the Company entered into a 5 year licensing agreement with Beijing FlyingGlob Environmental Technology Limited Company, a company established in the People’s Republic of China. According to the terms of the Agreement, FlyingGlob will promote, distribute and sell SaviCorp's signature line of DynoValve® automotive products within its exclusive territory, which is defined as the People's Republic of China and the Special Administrative Regions of Hong Kong and Macau.

FlyingGlob entered into the distribution agreement, which establishes a minimum annual purchase volume of 500,000 DynoValve® units during the first year. In support of this requirement, FlyingGlob is to purchase an initial order of 50,000 units at a price of $8.25 million. During the final four years of the contract, FlyingGlob has agreed to a minimum purchase of 5.5 million units, for a total minimum order of 6 million units during the five-year term of the agreement. The successful distribution and sale of the 6 million units is estimated to produce revenues of approximately $679.5 million. In addition, the agreement provides for a $30 million licensing fee to be paid by FlyingGlob that may be paid over the term of the agreement.

