Form 10-Q
period 2011-06-30
SaviCorp
filed 2014-12-31
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2011

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

Yes  ☐    No   ☒

SAVI MEDIA GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending June 30, 2011

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Balance Sheets:
June 30, 2011 and December 31, 2010	3

Statements of Operations:
For the three and six months ended June 30, 2011 and 2010	4

Statement of Stockholders’ Deficit
For the period from December 31, 2009, to June 30, 2011	5

Statements of Cash Flows:
For the six months ended June 30, 2011 and 2010	6

Notes to Unaudited Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Changes in Securities	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	31

SIGNATURES	32

PART I. FINANCIAL INFORMATION

SaviCorp

BALANCE SHEETS

June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,983	$6,381
Accounts Receivable	10,355	–
Undeposited Funds	54,000
Inventory	163,408	–
Prepaid expenses	66,667	8,333

Total assets	$300,413	$14,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$3,082,440	$3,082,440
Related party convertible debt, net of unamortized discount of $0 and $0, in default	204,302	204,302
Notes payable, in default	10,778	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	6,100,837	5,424,269
Related party accounts payable	330,026	167,829
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	14,320,008	21,196,771
Derivative liabilities - warrants	6,751,230	56,229,420

Total current liabilities	30,973,916	86,490,104

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,10,000,000 shares authorized, 9,392,733 and 9,956,483 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	9,393	9,956
Series B convertible preferred stock; $0.001 par value,10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value,10,000,000 shares authorized, 7,200,942 and 7,887,275 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	7,201	7,887
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 2,656,624,398 and 2,313,878,188 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,656,624	2,313,878
Change in accounting principle	658,128	658,128
Stock payable	2,181,768	705,000
Additional paid-in capital	252,783,719	251,848,925
Accumulated Deficit	(288,970,336)	(342,019,164)

Total stockholders' deficit	(30,673,503)	(86,475,390)

Total liabilities and stockholders' deficit	$300,413	$14,714

SaviCorp

STATEMENTS OF OPERATIONS

For the 3 and 6 Months Ended June 30, 2011 and 2010

(unaudited)

	For the three months ended:		For the six months ended:
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$33,016	–	$43,267	–

Costs of Goods Sold	32,378	–	42,251	–

Gross Profit	638	–	1,016	–

Operating costs and expenses:
General and administrative expenses	$2,317,519	$440,821	$2,765,472	$786,867
Research and development	–	38,504	–	53,159

Loss from operations	$(2,316,881)	$(479,325)	$(2,764,456)	$(840,026)

Other income and (expenses):
Change in fair value of financial instruments	24,230,475	46,515,456	56,354,953	(30,007,806)
Interest expense	(119,083)	(503,003)	(241,536)	(905,872)
Registration rights expense	(148,200)	(146,334)	(300,133)	(298,267)

Total other income and (expenses), net	23,963,192	45,866,119	55,813,284	(31,211,945)

Net profit (loss)	$21,646,311	$45,386,794	$53,048,828	$(32,051,971)

Weighted average shares outstanding	2,467,827,152	2,071,973,771	2,414,201,886	2,082,685,066
Weighted average shares outstanding-diluted	68,080,446,880	73,786,324,621	68,026,821,614	2,082,685,066

Net profit (loss) per common share - basic	$0.01	$0.02	$0.02	$(0.02)
Net profit (loss) per common share - diluted	$0.00	$0.00	$0.00	$(0.02)

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Periods Ending December 31, 2010 and June 30, 2011

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Deficit	Total

Balance at December 31, 2009	9,347,500	$9,348	–	$–	8,647,775	$8,648	2,092,104,264	$2,092,104	$658,128	$251,130,841	$–	$345,000	$(265,053,329)	$(10,809,260)

Common and preferred stock issued in exchange for consulting services and employee compensation	1,055,000	1,055	–	–	436,000	436	1,000,000	1,000	–	234,429	–	–	–	236,920

Common and preferred stock issued for cash under Regulation D offering	45,000	45	–	–	1,381,000	1,381	213,922,220	213,922	–	695,393	–	–	–	910,741

Conversion of common to Preferred A	1,508,983	1,508	–	–	–	–	(150,898,300)	(150,898)	–	149,390	–	–	–	–

Conversion of Preferred C to common	–	–	–	–	(1,577,500)	(1,578)	157,750,000	157,750	–	(156,172)	–	–	–	–

Warrants Issued for consulting services	–	–	–	–	–	–	–	–	–	137,000	–	–	–	137,000

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	15,044	–	–	–	15,044

Preferred A and Preferred C stock loaned to Company	(2,000,000)	(2,000)	–	–	(1,000,000)	(1,000)	–	–	–	(357,000)		360,000	–	–

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(76,965,835)	(76,965,835)

Balance at December 31, 2010	9,956,483	$9,956	–	$–	7,887,275	$7,887	2,313,878,184	$2,313,878	$658,128	$251,848,925	$–	$705,000	$(342,019,164)	$(86,475,390)

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	173,949,579	173,950	–	1,828,471	–	–	–	2,002,421

Common and preferred stock issued for cash under Regulation D offering	–	–	–	–	20,000	20	170,202,937	170,203	–	564,977	–	–	–	735,200

Conversion of Preferred A to common	(563,750)	(563)	–	–	–	–	56,375,000	56,375	–	(55,812)	–	–	–	–

Conversion of Preferred C to common	–	–	–	–	(706,333)	(706)	70,633,300	70,633	–	(69,927)	–	–	–	–

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	15,438	–	–	–	15,438

Common, Preferred A and Preferred C stock repaid/loaned to Company (net)	–	–	–	–	–	–	(128,414,606)	(128,415)	–	(1,348,353)	–	1,476,768	–	–

Net Income	–	–	–	–	–	–	–	–	–	–	–	–	53,048,828	53,048,828

Balance at June 30, 2011 (unaudited)	9,392,733	$9,393	–	$–	7,200,942	$7,201	2,656,624,394	$2,656,624	$658,128	$252,783,719	$–	$2,181,768	$(288,970,336)	$(30,673,503)

SaviCorp

STATEMENTS OF CASH FLOWS

For the 6 months Ended June 30, 2011 and 2010

(Unaudited)

	For the six months ended:
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income (loss)	$53,048,828	$(32,051,971)
Adjustments to reconcile net income to net cash used by operating activities:
Compensatory common and preferred stock issuances	2,002,421	363,920
Interest imputed on non-interest bearing note from a stockholder	15,438	3,024
Interest expense recognized on issuance and through accretion of discount on debt	–	694,843
Change in fair value of derivatives	(56,354,953)	30,007,806
Changes in operating assets and liabilities:
Changes in inventory	(163,408)	–
Changes in accounts receivable	(10,355)	–
Changes in pre-paid assets	(58,334)	(33,333)
Changes in other current assets	(54,000)	–
Accrued registration rights expense	300,133	298,267
Changes in related party accounts payable	162,197	252,864
Changes in accounts payable and accrued liabilities	376,434	218,342
Net cash used by operating activities	(735,599)	(246,238)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common and preferred stock	735,200	252,199
Net cash provided by financing activities	735,200	252,199

Net increase (decrease) in cash and cash equivalents	(399)	5,961
Cash and cash equivalents at beginning of period	6,381	–
Cash and cash equivalents at end of period	$5,982	$5,961

SAVICORP

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2011 and June 30, 2010 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had $5,961 as of June 30, 2010 and $5,982 as of June 30, 2011 and $54,000 in undeposited funds on June 30, 2011.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $363,920 and $2,002,421 for the periods ended June 30, 2010 and 2011, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2010 and 2011, the Company had limited operations and resources. The Company has accumulated net losses of $288,970,336 for the period from inception, August 13, 2002, to June 30, 2011. At June 30, 2011, the Company is in a negative working capital position of $30,673,503 and has a stockholders' deficit of $30,673,503. Additionally, as of June 30, 2011 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010

Trade accounts payable	$292,090	$246,697

Accrued wages payable	968,864	858,920
Accrued registration rights penalties	3,180,915	2,880,782
Accrued interest expense	1,658,968	1,437,870

	$6,100,837	$5,424,269

5.	Accounts Payable and Accrued Liabilities – Related Party

At June 30, 2011 and December 31, 2010, accounts payable and accrued liabilities to a related party of $330,026 and $167,829 respectively, represents amounts due to His Divine Vehicle, Inc., ("HDV", a company owned by the Company’s CEO who is also a major stockholder). The amounts due HDV are primarily related to inventory purchases and actual and estimated operations and research and development activities that were paid by HDV on behalf of the Company.

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

Following is an analysis of long-term debt at June 30, 2011 and December 31, 2010:

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability and shown on the balance sheet at December 31, 2010 and June 30, 2011 at $2,880,782 and $3,180,915 respectively.

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

Following is an analysis of convertible debt due DS Enterprises at June 30, 2011 and December 31, 2010:

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

Following is an analysis of convertible debt - related party at June 30, 2011 and December 31, 2010:

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

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of December 31, 2010 and June 31, 2011 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

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

Common Stock

Following is a description of transactions affecting common stock for the year ended December 31, 2010 and the period ended June 30, 2011.

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

Period Ended June 30, 2011

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

Throughout the period, 563,750 Preferred A shares were converted to 56,375,000 common shares and 706,333 Preferred C shares were converted to 70,633,300 common shares.

In May, 2011, the Company borrowed 128,414,606 common shares from directors of the Company.

Throughout the period, the Board of Directors also authorized the issuance of 173,949,579 common shares for services rendered by independent contractors based on the market value of the stock for total stock based compensation expense of $2,002,421.

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

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at June 30, 2011.

Stock Warrants

In connection with the securities purchase agreement (See Note 7), we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
1,000,000,000	$0.0030	0.03
1,000,000,000	0.0060	0.03
300,000,000	0.0100	0.03
200,000,000	0.0150	0.03
150,000,000	0.0200	0.03
100,000,000	0.0300	0.03
60,000,000	0.0500	0.03
40,000,000	0.0750	0.03
30,000,000	0.1000	0.03
20,000,000	0.1500	0.03

2,900,000,000	$0.0114

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

Following is a description of transactions affecting preferred stock for the year ended December 31, 2010 and the period ended June 30, 2011.

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

Period Ended June 30, 2011

In January 2011, the Board of Directors authorized the issuance of 20,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $20,000.

Throughout the period, 563,750 Preferred A shares were converted to 56,375,000 common shares and 706,333 Preferred C shares were converted to 70,633,300 common shares.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at June 30, 2011

Warrants issued in connection with Cornell financing	66,000,000,000
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	939,273,300
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	720,094,200

Total	67,659,367,500

Other Equity Transactions

Year Ended December 31, 2010

Interest was imputed on non-interest bearing related party debt in the amount of $15,044 and credited to additional paid in capital.

Period Ended June 30, 2011

Interest was imputed on non-interest bearing related party debt in the amount of $15,438 and credited to additional paid in capital.

11.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the year ended December 31, 2010 and the period ended June 30, 2011.

During 2007, 2008, 2009 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At June 30, 2011, the Company owes HDV $330,025 and Serge Monros $384,000 in accrued wages. At December 31, 2010, the Company owed HDV $167,829 and Serge Monros $312,000 in accrued wages.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2010 to June 30, 2011:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2010	$21,196,771	$56,229,420	$77,426,191
Change in Fair Value	(6,876,763)	(49,478,190)	(56,354,953)
Fair value at June 30, 2011	$14,320,008	$6,751,230	$21,071,238

For the period ended June 30, 2011, net derivative income was $56,354,953.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	June 30, 2011	December 31, 2010
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.03%-0.19%	0.05%-0.61%
Volatility	153%	237%
Maturity dates	0.0-.50 years	0.0-0.47 years
Stock Price	0.0135	0.0215

The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and is due and payable. The Cornell 7/10/06 warrants (initial 2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11 reset to 66,000,000,000 warrants at $0.0005) had a term remaining of 0.022 years at 6/30/11.

14.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the period ended June 30, 2011 and the period ended June 30, 2010, the Company engaged in various non-cash investing and financing activities as follows:

	June 30, 2011	June 30, 2010
Preferred Stock Loaned/Common Stock Payable	$–	$360,000
Conversion of Preferred Stock into Common Stock	$125,739	$58,898

During the period ended June 30, 2011 and the period ended June 30, 2010, the Company made no cash interest payments or income tax payments.

15.   Subsequent Events.

Stock Issuances:

Since June 30, 2011, the Board of Directors authorized the issuance of an aggregate of 1,318,701,807 shares of its common stock, 21,851,666 shares of its Preferred A shares, 63,806 shares of its Preferred B shares and 4,588,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $3,976,093. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,211,710,112 shares of its common stock, 1,451,667 shares of its Preferred A shares, 52,500 shares of its Preferred B shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $6,244,967. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the period ending June 30, 2011, we generated revenues of $43,267. Costs of Goods Sold was $42,251 yielding a gross profit of $1,016. Loss from operations for the period ending June 30, 2011 was $2,764,456. Other Income and Expense, net was $55,813,284 primarily due to the change in fair value of our derivative liabilities. As of June 30, 2011, we have accumulated net losses of $288,970,336. Additionally, at June 30, 2011, we are in a negative working capital position of $30,673,503 and a stockholders' deficit position $30,673,503. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2011, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

As of June 30, 2011, we had limited operations and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

As of June 30, 2011, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of June 30, 2011, the Company had $5,982 in cash and $54,000 in undeposited funds.

Total current liabilities were $30,973,916 as of June 30, 2011, consisting of convertible debt, net, of $3,286,742, notes payable of $25,778, derivative liabilities of $21,071,238, accounts payable and accrued liabilities of $6,100,837, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $30,673,503 as of June 30, 2011.

We incurred net losses of $288,970,336 during the period from inception, August 13, 2002, to June 30, 2011. In addition, at June 30, 2011, we were in a negative working capital position and had a stockholders' deficit of $30,673,503. As a result, our independent registered public accounting firm, in its report dated November 20, 2014, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $460,743 per month, for the period ended June 30, 2011.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of June 30, 2011, the Company was in default on this debt.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2011, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

For the period ended June 30, 2011, the Company issued the following:

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

Since June 30, 2011, the Board of Directors authorized the issuance of an aggregate of 1,318,701,807 shares of its common stock, 21,851,666 shares of its Preferred A shares, 63,806 shares of its Preferred B shares and 4,588,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $3,976,093. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of June 30, 2010, the Company was in default on this debt and the associated registration rights agreement.

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

