Form 10-Q
period 2011-09-30
SaviCorp
filed 2014-12-31
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2011

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

Yes  ☐    No   ☒

SAVI MEDIA GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending September 30, 2011

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Balance Sheets:
September 30, 2011 and December 31, 2010	3

Statements of Operations:
For the three and nine months ended September 30, 2011 and 2010	4

Statement of Stockholders’ Deficit
For the period from December 31, 2009 to September 30, 2011	5

Statements of Cash Flows:
For the nine months ended September 30, 2011 and 2010	6

Notes to Unaudited Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Changes in Securities	31

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	33

PART I. FINANCIAL INFORMATION

SaviCorp

BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,750	$6,381
Accounts Receivable	2,585	–
Undeposited Funds	31,437
Inventory	158,638	–
Prepaid expenses	41,668	8,333

Total assets	$237,078	$14,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$597,440	$3,082,440
Related party convertible debt, net of unamortized discount of $0 and $0, in default	204,302	204,302
Notes payable, in default	10,778	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	1,435,237	5,424,269
Related party accounts payable	313,415	167,829
Accounts payable assumed in recapitalization	159,295	159,295
Derivative liabilities - embedded derivatives	11,269,350	21,196,771
Derivative liabilities - warrants	13,821,446	56,229,420

Total current liabilities	27,826,263	86,490,104

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 6,762,733 and 9,956,483 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6,763	9,956
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value,10,000,000 shares authorized, 6,354,942 and 7,887,275 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6,355	7,887
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 3,444,784,939 and 2,313,878,188 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3,344,785	2,313,878
Change in accounting principle	658,128	658,128
Stock payable	1,981,768	705,000
Additional paid-in capital	263,544,090	251,848,925
Accumulated Deficit	(297,131,074)	(342,019,164)

Total stockholders' deficit	(27,589,185)	(86,475,390)

Total liabilities and stockholders' deficit	$237,078	$14,714

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF OPERATIONS

For the 3 and 9 Months Ended September 30, 2011 and 2010

(unaudited)

	For the three months ended:		For the nine months ended:
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$9,710	–	$52,977	–

Costs of Goods Sold	5,536	–	47,787	–

Gross Profit	4,174	–	5,190	–

Operating costs and expenses:
General and administrative expenses	$1,331,511	$284,666	$4,096,983	$1,071,533
Research and development	–	19,653	–	72,812

Loss from operations	$(1,327,337)	$(304,319)	$(4,091,793)	$(1,144,345)

Other income and (expenses):
Gain on settlement	3,477,100	–	3,477,100	–
Change in fair value of financial instruments	(10,255,003)	(37,995,311)	46,099,950	(68,003,117)
Interest expense	(55,498)	(115,700)	(297,034)	(1,021,572)
Registration rights expense	–	(146,333)	(300,133)	(444,600)

Total other income and (expenses), net	(6,833,401)	(38,257,344)	48,979,883	(69,469,289)

Net profit (loss)	$(8,160,738)	$(38,561,663)	$44,888,090	$(70,613,634)

Weighted average shares outstanding	3,169,269,545	2,118,872,577	2,668,656,921	2,094,880,125
Weighted average shares outstanding-diluted	3,169,269,545	2,118,872,577	4,849,733,958	2,094,880,125

Net profit (loss) per common share - basic	$(0.00)	$(0.02)	$0.02	$(0.03)
Net profit (loss) per common share - diluted	$(0.00)	$(0.02)	$0.01	$(0.03)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Periods Ending December 31, 2010 and September 30, 2011

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Deficit	Total

Balance at December 31, 2009	9,347,500	$9,348	–	$–	8,647,775	$8,648	2,092,104,264	$2,092,104	$658,128	$251,130,841	$–	$345,000	$(265,053,329)	$(10,809,260)

Common and preferred stock issued in exchange for consulting services	1,055,000	1,055	–	–	436,000	436	1,000,000	1,000	–	234,429	–	–	–	236,920

Common and preferred stock issued for cash under Regulation D offering	45,000	45	–	–	1,381,000	1,381	213,922,220	213,922	–	695,393	–	–	–	910,741

Conversion of common to Preferred A	1,508,983	1,508	–	–	–	–	(150,898,300)	(150,898)	–	149,390	–	–	–	–

Conversion of Preferred C to common	–	–	–	–	(1,577,500)	(1,578)	157,750,000	157,750	–	(156,172)	–	–	–	–

Warrants Issued for consulting services	–	–	–	–	–	–	–	–	–	137,000	–	–	–	137,000

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	15,044	–	–	–	15,044

Preferred A and Preferred C stock loaned to Company	(2,000,000)	(2,000)	–	–	(1,000,000)	(1,000)	–	–	–	(357,000)		360,000	–	–

Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(76,965,835)	(76,965,835)

Balance at December 31, 2010	9,956,483	$9,956	–	$–	7,887,275	$7,887	2,313,878,184	$2,313,878	658,128	251,848,925	$–	$705,000	(342,019,164)	$(86,475,390)

Common stock issued in exchange for consulting services	–	–	–	–	–	–	225,149,579	225,151	–	2,744,071	–	–	–	2,969,222

Common and preferred stock issued for cash under Regulation D offering	–	–	–	–	20,000	20	459,563,478	459,563	–	1,083,960	–	–	–	1,543,543

Conversion of Preferred A to common	(693,750)	(693)	–	–	–	–	69,375,000	69,375	–	(68,682)	–	–	–	–

Conversion of Preferred C to common	–	–	–	–	(1,052,333)	(1,052)	105,233,300	105,233	–	(104,181)	–	–	–	–

Settlement of Cornell Debt and cancellation of Preferred A shares	(4,000,000)	(4,000)	–	–	–	–	–	–	–	9,466,292	–	–	–	9,462,292

Issuance of Common and Preferred A in exchange for Preferred C	1,500,000	1,500	–	–	(2,500,000)	(2,500)	100,000,000	100,000	–	(99,000)	–	–	–	–

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	23,058	–	–	–	23,058

Common, Preferred A and Preferred C stock repaid/loaned to Company (net)	–	–	–	–	2,000,000	2,000	71,585,394	71,585	–	(1,350,353)		1,276,768	–	–

Net Income	–	–	–	–	–	–	–	–	–	–	–	–	44,888,090	44,888,090

Balance at September 30, 2011 (unaudited)	6,762,733	$6,763	–	$–	6,354,942	$6,355	3,344,784,935	$3,344,785	$658,128	$263,544,090	$–	$1,981,768	$(297,131,074)	$(27,589,185)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the 9 months Ended September 30, 2011 and 2010

(Unaudited)

	For the nine months ended:
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	$44,888,090	$(70,613,634)
Adjustments to reconcile net income to net cash used by operating activities:
Compensatory common and preferred stock issuances	2,969,222	373,920
Interest imputed on non-interest bearing note from a stockholder	23,058	9,689
Interest expense recognized on issuance and through accretion of discount on debt	–	694,843
Change in fair value of derivatives	(46,099,950)	68,003,117
(Gain) Loss on extinguishment of debt	(3,477,100)	–
Changes in operating assets and liabilities:
Changes in inventory	(158,638)	–
Changes in accounts receivable	(2,585)	–
Changes in pre-paid assets	(33,335)	(20,833)
Changes in other current assets	(31,437)	–
Accrued registration rights expense	300,133	444,600
Changes in related party accounts payable	145,587	189,550
Changes in accounts payable and accrued liabilities	479,781	407,686
Net cash used by operating activities	(997,174)	(511,062)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Net Payments on convertible debt	(550,000)	–
Proceeds from sale of common and preferred stock	1,543,543	514,950
Net cash provided by financing activities	993,543	514,950

Net increase (decrease) in cash and cash equivalents	(3,631)	3,888
Cash and cash equivalents at beginning of period	6,381	–
Cash and cash equivalents at end of period	$2,750	$3,888

The accompanying notes are an integral part of the unaudited financial statements

SAVICORP

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2011 and September 30, 2010 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had $3,888 as of September 30, 2010 and $2,750 as of September 30, 2011 and $31,437 in undeposited funds on September 30, 2011.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $373,920 and $2,969,222 for the periods ended September 30, 2010 and 2011, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2010 and 2011, the Company had limited operations and resources. The Company has accumulated net losses of $297,131,074 for the period from inception, August 13, 2002, to September 30, 2011. At September 30, 2011, the Company is in a negative working capital position of $27,589,185 and has a stockholders' deficit of $27,589,185. Additionally, as of September 30, 2011 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010

Trade accounts payable	$300,514	$246,697

Accrued wages payable	1,015,909	858,920
Accrued registration rights penalties	–	2,880,782
Accrued interest expense	118,814	1,437,870

	$1,435,237	$5,424,269

5.	Accounts Payable and Accrued Liabilities – Related Party

At September 30, 2011 and December 31, 2010, accounts payable and accrued liabilities to a related party of $313,415 and $167,829 respectively, represents amounts due to His Divine Vehicle, Inc., ("HDV", a company owned by the Company’s CEO who is also a major stockholder). The amounts due HDV are primarily related to inventory purchases and actual and estimated operations and research and development activities that were paid by HDV on behalf of the Company.

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

Gross amount received – contractual balance	$2,485,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,119,040

Following is an analysis of convertible debt due Cornell at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Contractual balance, in default	$–	$2,485,000
Less unamortized discount	–	–

Convertible debt	$–	$2,485,000

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

Pursuant to the terms of the Repayment Agreement, all of the Company’s obligations under the Financing Documents have been terminated in full. Without limitation, all amounts otherwise due under the Debentures are deemed satisfied in full, the Prior Warrants are deemed cancelled, and any and all security interests granted by the Company in favor of YA Global pursuant to the Financing Documents have been extinguished, including the release of 4,000,000 shares of Series A Preferred Stock held in escrow. In exchange for the foregoing, the Company delivered to YA Global: (i) a one-time cash payment of US$550,000; and (ii) new warrants to purchase up to 25,000,000 shares of Common Stock at an exercise price of $0.0119 (the “Current Warrants”). The Current Warrants expire on or about July 28, 2014. A copy of the Repayment Agreement and Current Warrants have been attached as exhibits to the Form 8-K filed August 2, 2011 and are hereby incorporated in their entirety by reference. The Company recorded a gain on settlement of $3,477,100 based on the value of the liabilities released and the value of the consideration paid.

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

Following is an analysis of convertible debt due DS Enterprises at September 30, 2011 and December 31, 2010:

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

Following is an analysis of convertible debt - related party at September 30, 2011 and December 31, 2010:

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

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of December 31, 2010 and September 30, 2011 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

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

Common Stock

Following is a description of transactions affecting common stock for the year ended December 31, 2010 and the period ended September 30, 2011.

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

Period Ended September 30, 2011

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

Throughout the period, the Board of Directors also authorized the issuance of 225,149,579 common shares for services rendered by independent contractors based on the market value of the stock for total stock based compensation expense of $2,969,222.

Throughout the period, 693,750 Preferred A shares were converted to 69,375,000 common shares and 1,052,333 Preferred C shares were converted to 105,233,300 common shares.

In May, 2011, the Company borrowed 128,414,606 common shares from directors of the Company.

In July, 2011, 2,500,000 Preferred C shares were converted to 1,500,000 Preferred A shares and 100,000,000 common shares.

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

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan at September 30, 2011.

Stock Warrants

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

Following is a description of transactions affecting preferred stock for the year ended December 31, 2010 and the period ended September 30, 2011.

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

Period Ended September 30, 2011

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

Throughout the year, 693,750 Preferred A shares were converted to 69,375,000 common shares and 1,052,333 Preferred C shares were converted to 105,233,300 common shares.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at September 30, 2011

Warrants issued in connection with Cornell settlement	535,500,000
Series A Preferred Stock convertible to common stock on a 100 for 1 basis	676,273,300
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	635,494,200

Total	1,847,267,500

Other Equity Transactions

Year Ended December 31, 2010

Interest was imputed on non-interest bearing related party debt in the amount of $15,044 and credited to additional paid in capital.

Period Ended September 30, 2011

Interest was imputed on non-interest bearing related party debt in the amount of $23,058 and credited to additional paid in capital.

11.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the year ended December 31, 2010 and the period ended September 30, 2011.

During 2007, 2008, 2009 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At September 30, 2011, the Company owes HDV $313,415 and Serge Monros $415,000 in accrued wages. At December 31, 2010, the Company owed HDV $167,829 and Serge Monros $312,000 in accrued wages.

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

The following table summarizes the convertible debt and warrant liabilities activity for the period December 31, 2010 to September 30, 2011:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2010	$21,196,771	$56,229,420	$77,426,191
Change in Fair Value/Settlement	(9,927,421)	(42,407,974)	(52,335,395)
Fair value at September 30, 2011	$11,269,350	$13,821,446	$25,090,796

For the period ended September 30, 2011, net derivative income was $46,099,950.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	September 30, 2011	December 31, 2010
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.02%-0.25%	0.05%-0.61%
Volatility	128%	237%
Maturity dates	0.0-2.83 years	0.0-0.47 years
Stock Price	0.0100	0.0215

The Cornell 7/28/11 warrants (initial 25,000,000 warrants with exercise prices of $0.0119 and an expiration date of 7/28/14 reset to 595,000,000 warrants at $0.0005) had a term remaining of 2.83 years at 9/30/11.

14.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the period ended September 30, 2011 and the year ended December 31, 2010, the Company engaged in various non-cash investing and financing activities as follows:

	September 30, 2011	September 30, 2010
Preferred Stock Loaned/Common Stock Payable	$1,350,353	$360,000
Conversion of Preferred Stock into Common Stock	$274,608	$47,649

During the period ended September 30, 2011 and the period ended September 30, 2010, the Company made no cash interest payments or income tax payments.

15.	Subsequent Events.

Stock Issuances:

Since September 30, 2011, the Board of Directors authorized the issuance of an aggregate of 1,029,341,266 shares of its common stock, 21,851,666 shares of its Preferred A shares, 63,806 shares of its Preferred B shares and 4,588,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $3,167,750. In addition, the Board of Directors has authorized the issuance of an aggregate of 1,160,510,112 shares of its common stock, 1,951,667 shares of its Preferred A shares, 52,500 shares of its Preferred B shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,413,167. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the period ending September 30, 2011, we generated revenues of $52,977. Costs of Goods Sold was $47,787 yielding a gross profit of $5,190. Loss from operations for the period ending September 30, 2011 was $4,091,793. Other Income and Expense, net was $48,979,883 primarily due to the change in fair value of our derivative liabilities and gain on settlement of the Cornell debt. As of September 30, 2011, we have accumulated net losses of $297,131,074. Additionally, at September 30, 2011, we are in a negative working capital position of $27,589,185 and a stockholders' deficit position $27,589,185. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2011, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

As of September 30, 2011, we had limited operations and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

As of September 30, 2011, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to continue operation in the development stage.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of September 30, 2011, the Company had $2,750 in cash and $31,437 in undeposited funds.

Total current liabilities were $27,826,263 as of September 30, 2011, consisting of convertible debt, net, of $801,742, notes payable of $25,778, derivative liabilities of $25,090,796, accounts payable and accrued liabilities of $1,435,237, and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $27,589,185 as of September 30, 2011.

We incurred net losses of $297,131,074 during the period from inception, August 13, 2002, to September 30, 2011. In addition, at September 30, 2011, we were in a negative working capital position and had a stockholders' deficit of $27,589,185. As a result, our independent registered public accounting firm, in its report dated November 20, 2014, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $454,644 per month, for the period ended September 30, 2011.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of September 30, 2011, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

For the period ended September 30, 2011, the Company issued the following:

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

Since September 30, 2011, the Board of Directors authorized the issuance of an aggregate of 1,029,341,266 shares of its common stock, 21,851,666 shares of its Preferred A shares, 63,806 shares of its Preferred B shares and 4,588,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $3,167,750. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

