Form 10-K
period 2012-12-31
SaviCorp
filed 2015-02-17
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

Yes  ☐  No   ☒   Delinquent filers are disclosed herein.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No   ☒

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the closing price on June 30, 2012, was $30,095,843.

As of February 10, 2015 there were 5,985,760,962 shares of issuer’s common stock outstanding.

SAVICORP

FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

In 2012, SaviCorp began to expand its revenue from new business activities. We were still devoting substantial efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency.

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

Employees

During 2012, we had consulting agreements with all management and staff members. We regularly utilize the services of consultants on an as-needed basis. As of October 1, 2014, the Company had 6 full time employees. In addition, we hire independent contractor labor on an as needed basis. Historically none of our employees belonged to a collective bargaining union. We have not experienced a work stoppage and historically our employee relations have been good.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net operating losses of $4,416,000 for the year ended December 31, 2012 and $4,863,030 for the year ended December 31, 2011. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. To date we have not generated any revenues from our business activities. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed.

We will require additional funds to sustain and expand our research and development activities. As of December 31, 2012, we anticipate that we will require up to approximately $2,000,000 to fund our operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.

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

In their report dated February 13, 2015, our independent auditors stated that our financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $284,503,570 during the period from inception, August 13, 2002, to December 31, 2012. In addition, at December 31, 2012, we were in a negative working capital position of $8,222,829 and had a stockholders' deficit of $8,244,047. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

A Manufacturer's Inability to Produce Our Goods on Time and to Our Specifications Could Result in Lost Revenue and Net Losses.

While our new facility has limited manufacturing abilities, we will depend upon independent third parties, including His Divine Vehicle, an entity owned by our CEO, for the manufacture of substantially all of our products. Our products will be manufactured to our specifications by domestic or foreign manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of loss of sales of the product, if any sales could be made. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

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

As of December 31, 2012, we had 4,756,016,619 shares of common stock issued and outstanding, convertible debentures outstanding that may be converted into a maximum of 1,975,428,915 shares of common stock and outstanding warrants to purchase 600,666,667 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants, may be sold pending removal of any restrictions. The sale of these shares may adversely affect the market price of our common stock.

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

As of December 31, 2012, we had 4,756,016,624 shares of common stock issued and outstanding and series A and C convertible preferred stock that may be converted into 1,036,284,200 shares of our common stock. The issuance of shares upon conversion of the series A and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Officers And Directors Owned a Significant Interest in Our Voting Stock And Investors Did Not Have Any Voice in Our Management.

As a result of ownership of stock options and convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 14% of our outstanding common stock as of December 31, 2012. As a result, these stockholders, acting together, had the ability to control substantially all matters submitted to our stockholders for approval, including:

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

The Company received a letter from the Securities and Exchange Commission, Los Angeles Regional Office, dated May 9, 2011. The letter informed us that the SEC had entered into a “formal order of investigation” into “Savi Media Group, Inc.” The letter included a “Subpoena DucesTecum,” meaning the Company was given a prescribed period of time to produce all requested documents and information contained in the subpoena. An index of the source of all such produced information and an authentication declaration were also to be supplied. The stated purpose of the investigation is a fact-finding inquiry to assist the SEC staff in determining if the Company has violated federal securities laws. The SEC states there is no implication of negativity or guilt at this stage of the investigation. The SEC investigation appears to be ongoing since all info has been supplied to the best of the company’s knowledge. There is a risk that the SEC could take action adverse to the ability of the company to continue marketing its stock in the secondary markets.

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

Status of prior private investments; $0 in 2007 (although HDV sold $13,000 of its shares), $0 in 2008 (although HDV sold $445,750 of its shares), $0 in 2009 (although HDV sold $448,000 of its shares), $910,742 in 2010, $1,827,543 in 2011, and $629,500 in the first three quarters of 2012. There is concern that these private placement securities sales were not made in compliance with applicable law (lack of material disclosure and/or failure to file securities sales notices as required by federal law) and the Company may need to offer rescission rights to the investors.

In 2006, the Company issued shares for services valued at $611,768. There were issued shares for services valued at $1,416,060 in 2007; shares for services valued at $14,625 in 2008, shares for services valued at $380,500 in 2009, shares for services valued at $236,920 in 2010, shares for services valued at $3,370,273 in 2011, and shares for services valued at $3,165,039 during the first 3 quarters of 2012. We have no plans to offer rescission for these share issuances.

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our rescission offers, in terms of rescission offers accepted by shareholders, were very encouraging. We had four rescissions offers accepted and refunded $13,000 plus interest.

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of 12/31/12 is $2,183,544.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company is finalizing a negotiated settlement and expects to complete the settlement early in 2015. The Company has booked a liability for the estimated settlement cost based on the current price of the stock to be issued and attorney fees to be reimbursed of $1,580,252.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Markets under the symbol “SVMI”.

For the periods indicated, the following table sets forth the high and low closing prices per share of common stock.

	Fiscal Year 2012
	High	Low
First Quarter	$0.0135	$0.0065
Second Quarter	$0.0094	$0.0065
Third Quarter	$0.0070	$0.0030
Fourth Quarter	$0.0036	$0.0008

	Fiscal Year 2011
	High	Low
First Quarter	$0.0210	$0.0110
Second Quarter	$0.0150	$0.0085
Third Quarter	$0.0215	$0.0100
Fourth Quarter	$0.0169	$0.0085

HOLDERS

As of December 31, 2014, we had approximately 861 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, located at 1 University Plaza, Suite 505, in Hackensack, NJ 07601.

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

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2012, the Company issued the following:

In January 2012, the Board of Directors authorized the issuance of 14,603,571 common shares to accredited and non-accredited investors for total proceeds of $45,500.

In February 2012, the Board of Directors authorized the issuance of 119,500,000 common shares to accredited and non-accredited investors for total proceeds of $248,500. The Company converted $80,000 of debt, $11,000 of convertible debt and $377,382 of derivative liability into 102,000,000 common shares

In March 2012, the Board of Directors authorized the issuance of 37,866,667 common shares to accredited and non-accredited investors for total proceeds of $93,200. The Company converted 20,000 of convertible debt and $539,025 of derivative liability into 40,000,000 common shares

In April 2012, the Board of Directors authorized the issuance of 57,260,000 common shares to accredited and non-accredited investors for total proceeds of $122,300.

In May 2012, the Board of Directors authorized the issuance of 12,000,000 common shares to accredited and non-accredited investors for total proceeds of $30,000.

In June 2012, the Board of Directors authorized the issuance of 14,250,000 common shares to accredited and non-accredited investors for total proceeds of $47,000.

In July 2012, the Board of Directors authorized the issuance of 4,375,000 common shares to accredited and non-accredited investors for total proceeds of $35,000.

In October 2012, the Board of Directors authorized the issuance of 40,000,000 common shares to accredited and non-accredited investors for total proceeds of $20,000.

In November 2012, the Board of Directors authorized the issuance of 32,000,000 common shares to accredited and non-accredited investors for total proceeds of $20,000.

In December 2012, the Board of Directors authorized the issuance of 12,500,000 common shares to accredited and non-accredited investors for total proceeds of $10,000.

Throughout the year, the Board of Directors also authorized the issuance of 414,343,445 common shares for services rendered by independent contractors issuances based on the market value of the stock.

In June 2012, the Board of Directors authorized the issuance of 100,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $10,000.

Since 2012, the Board of Directors authorized the issuance of an aggregate of 568,152,694 shares of its common stock, 21,351,666 shares of its Preferred A shares, 133,306 shares of its Preferred B shares and 4,488,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $2,502,450. In addition, the Board of Directors has authorized the issuance of an aggregate of 749,900,000 shares of its common stock, 2,751,667 shares of its Preferred A shares, 97,450 shares of its Preferred B shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,518,517. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Convertible Notes - Derivative Financial Instruments

The convertible notes issued to Cornell Capital in 2006, to His Divine Vehicle, Inc. and DS Enterprises, Inc. in 2009, and to Steve Botkin in 2012 have been accounted for in accordance with SFAS No. 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

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

During the years ended December 31, 2012 and 2011, we had limited sales and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation in the development stage. Additional financing will need to be obtained. Due to our still being in the development stage, sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the year ended December 31, 2012, we generated $101,362 in revenues. This represented a growth of 80% over 2011 revenues of $56,240. Despite the growth in revenue, expenses far exceed revenue as loss from operations for 2012 was $4,416,000, a 9.2% improvement over 2011 loss from operations of $4,863,030.

During the year ended December 31, 2012, we generated $9,099,776 in Other Income/Expense. During the year ended December 31, 2011, we generated $57,694,847. Other Income/Expense consists of change in fair value of derivative instruments, interest expense, loss on debt settlement, loss on legal settlement, change in fair value of rescission liability, and registration rights expense. The primary reason for the drop in Other Income from 2011 to 2012 was due to a drop in the change in the fair value of derivative instruments.

Net profit for the year ended December 31, 2012 was 4,683,776. This is a drop from the net profit for the year ended December 31, 2011 of $52,831,817. The drop in net profit is primarily due to a drop in the Other Income from a drop in the change in fair value of derivative instruments.

At December 31, 2012, we are in a negative working capital position of $8,222,829 and had a stockholders' deficit of $8,244,047. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. We will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2012, we had limited operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to expand sales.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2012, the Company had $10,839 in cash, $261 in accounts receivable, $100,147 in inventory, $14,785 in net fixed assets and $76,422 in pre-paid assets.

Total current liabilities were $8,410,498 as of December 31, 2012, consisting of convertible debt, net, of $730,742, derivative liabilities of $1,520,308, accounts payable and accrued liabilities of $2,210,579, notes payable of $25,778, settlement payable of $1,580,252, rescission liability of $2,183,544 and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $8,222,829 as of December 31, 2012.

As a result, our independent registered public accounting firm, in its report dated February 13, 2015, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $370,588 per month for the year ended December 31, 2012.

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

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of December 31, 2010, the Company was in default on this debt.

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

During the fiscal years ended December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008, and December 31, 2007 and the subsequent interim and annual periods through February 13, 2015, neither the Company nor anyone acting on its behalf has consulted with M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that M&K concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a "disagreement" or "reportable event" as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

Mr. Phil Pisanelli has been a director since August 2004. Since January 1981, Mr. Pisanelli has been the calibration manager for Boeing, Inc., located in Palmdale, California.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2012, 2011, and 2010 exceeded $100,000. Of the salaries shown during 2012, 2011, and 2010, $10,800, $18,833 and $0 were paid. The remaining was accrued as of December 31, 2012:

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Name & Principal				Annual Compen-	Restricted Stock	Options SARs	Other LTIP	All Other
Position	Year	Salary ($)	Bonus ($)	sation ($)	Awards($)	(#)	Payouts($)	Compensation
Serge Monros	2012	144,000	–	144,000	–	–	–	–
CEO, CFO	2011	144,000	–	144,000	–	–	–	–
	2010	144,000	–	144,000	–	–	–	–

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

Option/Stock Appreciation Right Grants in 2011

None.

Aggregate Option/SAR Exercises in 2011 and December 31, 2012 Option Values

None.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by holders	25,000,000	–	25,000,000
Equity compensation plans not approved by security holders	–	–	–
Total	25,000,000	–	25,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of December 31, 2012, the number of and percent of our common stock beneficially owned by

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2012 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2012 have been exercised and converted.

Savi Media Group, Inc.

Related Parties

December 31, 2012

Name		Class	Beneficially Owned (1)	Percent of Class (2)	Title or Nature of Relationship

Serge Monros	(3)	Common Stock	606,808,729	11.74%	CEO/CFO/Director
2530 S. Birch Street
Santa Ana, California 92707

Phil Pisanell	(4)	Common Stock	21,000,000	*	Director
2530 S. Birch Street
Santa Ana, California 92707

Rudy Rodriguez	(5)	Common Stock	102,000,000	2.12%	COO/Director
2530 S. Birch Street
Santa Ana, California 92707

All Officers and Directors		Common Stock	729,808,729	13.96%
As a Group (3 persons)

His Divine Vehicle	(6)	Common Stock	606,708,729	11.74%	Entity Related to Serge Monros
2530 S. Birch Street
Santa Ana, California 92707

Cornell Capital	(7)	Common Stock	595,000,000	11.12%
101 Hudson Street, Suite 3700
Jersey City, NJ 07302

His Divine Vehicle		Preferred A	3,491,423	58.65%	Entity Related to Serge Monros

His Divine Vehicle		Preferred C	202,412	4.59%	Entity Related to Serge Monros

Alexander M. Haig Jr.		Preferred C	500,000	11.34%	Advisory Board Member

Alexander P. Haig		Preferred C	500,000	11.34%	Advisory Board Member

Rudy Rodriguez		Preferred C	500,000	11.34%	COO/Director

John Orrock		Preferred C	750,000	17.01%

Cyrus Incorporated		Preferred C	395,275	8.96%

* Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 4,756,016,919 common shares; 5,953,233 Preferred "A" Shares and 4,409,609 Preferred "C" Shares outstanding as of December 31, 2012.

(3)	Includes 196,100,000 shares of common stock, 349,142,300 shares of common stock underlying series A convertible preferred stock, 20,241,200 shares of common stock underlying series C convertible preferred stock, and includes the conversion of the principal amount of 204,302 plus accrued interest through 12/31/12 of $49,796 converting into common shares at the conversion rate of $0.0005 subject to ownership limitations, owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.

(4)	Includes 11,000,000 shares of common stock and 1,000,000 shares of common stock underlying series A convertible preferred stock.

(5)	Includes 52,000,000 shares of common stock and 50,000,000 shares of common stock underlying series C convertible preferred stock.

(6)	Includes 196,000,000 shares of common stock, 349,142,300 shares of common stock underlying series A convertible preferred stock, 20,241,200 shares of common stock underlying series C convertible preferred stock, and includes the conversion of the principal amount of 204,302 plus accrued interest through 12/31/12 of $49,796 converting into common shares at the conversion rate of $0.0005 subject to conversion limitations.

(7)	Includes 595,000,000 shares of options to acquire common stock at an exercise price of $0.0005.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 6,000,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2012, there were 4,756,016,623 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

We have engaged WorldWide Stock Transfer, LLC as independent transfer agent or registrar.

PREFERRED STOCK

We are authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2012, there were 5,953,233 shares of series A preferred stock issued and outstanding and 4,409,609 shares of series C preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Nevada.

The series A and series C preferred stock provides for conversion on the basis of 100 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A and series C preferred stock vote their shares on an as-converted basis. Holders of the series A and series C preferred stock participates on distribution and liquidation pari passu with the holders of the common stock. We have also filed certificates of Designation for series B preferred stock but no stock of this class has been issued as of December 31, 2012. The series B preferred stock provides for conversion on the basis of 10,000 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series B preferred stock vote their shares on an as-converted basis. Holders of the series B preferred stock participates on distribution and liquidation pari passu with the holders of the common stock.

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

We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, filed March 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (the “Commission”) on June 27, 2005 and incorporated herein by reference.

3.2	Amendment to the Articles of Incorporation, as amended and restated, filed April 22, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference

3.3	Certificate of Designation of Series A Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.4	Certificate of Designation of Series B Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.5	Certificate of Designation of Series C Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.6	By-laws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

4.1	Securities Purchase Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.2	Secured Convertible Debenture issued to Cornell Capital Partners, L.P., dated July 10, 2006, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.3	Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.4	Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.5	Warrant to purchase 300,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.6	Warrant to purchase 200,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.7	Warrant to purchase 150,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.8	Warrant to purchase 100,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference

4.9	Warrant to purchase 60,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.10	Warrant to purchase 40,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.11	Warrant to purchase 30,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.12	Warrant to purchase 20,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.13	Registration Rights Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.14	Security Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.15	Pledge and Escrow Agreement, dated July 10, 2006, by and among Savi Media Group, Inc., Cornell Capital Partners L.P., New Creation Outreach, Inc. and David Gonzalez, Esq. as escrow agent., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

10.1	Agreement, dated as of April 6, 2005, by and between the Company and His Divine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

10.2	Agreement, dated as of June 17, 2005, amending the April 6, 2005 agreement between the Company and His Divine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2012 and 2011, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $14,000 and $14,000, respectively.

Audit Related

Our auditors billed us $0 and $0 for audited related work during fiscal years 2012 and 2011, respectively.

Tax Fees

Our auditors billed us $0 and $0 for tax related work during fiscal years 2012 and 2011, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2012 or 2011.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: February 17, 2015	By: /s/ SERGE MONROS
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

Name	Position	Date

/s/ SERGE MONROS Serge Monros	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Director	February 17, 2015

/s/ PHIL PISANELLI Phil Pisanelli	Director	February 17, 2015

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Chief Operating Officer and Director	February 17, 2015

SAVICORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

SaviCorp

We have audited the accompanying balance sheets of SaviCorp (A Corporation in the Development Stage) (the “Company”) as of December 31, 2012 and December 31, 2011 and the related statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. The financial statements for the period from August 13, 2002 (inception) to December 31, 2012, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaviCorp as of December 31, 2012 and 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 13, 2015

SaviCorp

BALANCE SHEETS

December 31, 2011 and 2012

	December 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$10,839	$427
Accounts Receivable	261	861
Inventory	100,147	157,616
Prepaid expenses	76,422	16,669
Total current assets:	187,669	175,573

Long term assets:
Net fixed assets	14,785	–

Total assets	$202,454	$175,573

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$526,440	$588,440
Related party convertible debt, net of unamortized discount of $0 and $0, in default	204,302	204,302
Notes payable, in default	10,778	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	1,965,634	1,475,710
Related party accounts payable	244,945	314,452
Accounts payable assumed in recapitalization	159,295	159,295
Settlements payable	1,580,252	–
Rescission Liability	2,183,544	–
Derivative liabilities - embedded derivatives	1,198,628	10,189,518
Derivative liabilities - warrants	321,680	6,041,518
Total current liabilities	8,410,498	18,999,013

Long term liabilities:
Convertible debt, net of unamortized discount of $67,997 and $0	36,003	–

Total liabilities	8,446,501	18,999,013

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 5,953,233 and 6,312,733 issued and outstanding at December 31, 2012 and 2011, respectively	5,953	6,313
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 4,409,609 and 6,014,992 issued and outstanding at December 31, 2012 and 2011, respectively	4,409	6,015
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 4,756,016,619 and 3,598,834,936 shares issued and outstanding at December 31, 2012 and 2011, respectively	4,756,017	3,598,835
Change in accounting principle	658,128	658,128
Stock payable	1,406,768	1,981,768
Additional paid-in capital	269,428,248	264,112,848
Accumulated deficit	(284,503,570)	(289,187,347)

Total stockholders' deficit	(8,244,047)	(18,823,440)

Total liabilities and stockholders' deficit	$202,454	$175,573

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

Revenue	$101,362	$56,240

Cost of Goods Sold	70,312	49,014

Gross Profit	31,050	7,226

Operating costs and expenses:
General and administrative expenses	$4,447,050	$4,870,256

Loss from operations	$(4,416,000)	$(4,863,030)

Other income and (expenses):
Gain/(loss) on debt settlement	(928,000)	3,477,100
(Loss) on legal settlement	(1,580,252)	–
Change in fair value of financial instruments	13,896,345	54,839,304
Change in fair value of rescission liability	(2,183,544)	–
Interest expense	(104,773)	(321,424)
Registration rights expense	–	(300,133)

Total other income and (expenses), net	9,099,776	57,694,847

Net profit (loss)	$4,683,776	$52,831,817

Weighted average shares outstanding	4,348,806,962	2,869,580,011
Weighted average shares outstanding-diluted	5,385,091,162	5,023,455,682

Net profit (loss) per common share - basic	$0.00	$0.02
Net profit (loss) per common share - diluted	$0.00	$0.01

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From December 31, 2010 to December 31, 2012

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Change in Accounting	Additional Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Compensation	Payable	Deficit	Total

Balance at December 31, 2010	9,956,483	$9,956	–	$–	7,887,275	$7,887	2,313,878,184	$2,313,878	658,128	251,848,925	$–	$705,000	(342,019,164)	$(86,475,390)

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	261,399,579	261,400	–	3,108,873	–	–	–	3,370,273

Common and preferred stock issued for cash under Regulation D offering	–	–	–	–	20,000	20	589,363,479	589,363	–	1,238,159	–	–	–	1,827,542

Conversion of Preferred A to common	(1,143,750)	(1,143)	–	–	–	–	114,375,000	114,376	–	(113,233)	–	–	–	–

Conversion of Preferred C to common	–	–	–	–	(1,392,333)	(1,392)	139,233,300	139,233	–	(137,841)	–	–	–	–

Settlement of Cornell Debt and cancellation of Preferred A shares	(4,000,000)	(4,000)	–	–	–	–	–	–	–	9,466,292	–	–	–	9,462,292

Conversion of debt for common	–	–	–	–	–	–	9,000,000	9,000	–	120,406	–	–	–	129,406

Issuance of Common and Preferred A in exchange for Preferred C	1,500,000	1,500	–	–	(2,500,000)	(2,500)	100,000,000	100,000	–	(99,000)	–	–	–	–

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	30,620	–	–	–	30,620

Common, Preferred A and Preferred C stock repaid/loaned to Company (net)		–	–	–	2,000,000	2,000	71,585,394	71,585	–	(1,350,353)		1,276,768	–	–

Net income	–	–	–	–	–	–	–	–	–	–	–	–	52,831,817	52,831,817

Balance at December 31, 2011	6,312,733	$6,313	–	$–	6,014,942	$6,015	3,598,834,936	$3,598,835	658,128	264,112,848	$–	$1,981,768	(289,187,347)	$(18,823,440)

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	414,343,445	414,344	–	2,826,695	–	–	–	3,241,039

Stock Options issued for consulting services	–	–	–	–	–	–	–	–	–	770	–	–	–	770

Common and preferred stock issued for cash under Regulation D offering	–	–	–	–	100,000	100	344,355,238	344,355	–	327,045	–	–	–	671,500

Conversion of Preferred A to common	(359,500)	(360)	–	–	–	–	35,950,000	35,950	–	(35,590)	–	–	–	–

Conversion of Preferred C to common	–	–	–	–	(1,705,333)	(1,706)	170,533,000	170,533	–	(168,827)	–	–	–	–

Conversion of debt for common	–	–	–	–	–	–	142,000,000	142,000	–	1,813,407	–	–	–	1,955,407

Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	26,900	–	–	–	26,900

Common stock repaid by Company	–	–	–	–	–	–	50,000,000	50,000	–	525,000		(575,000)	–	–

Net income	–	–	–	–	–	–	–	–	–	–	–	–	4,683,776	4,683,776

Balance at December 31, 2012	5,953,233	$5,953	–	$–	4,409,609	$4,409	4,756,016,619	$4,756,017	658,128	269,428,248	$–	$1,406,768	(284,503,570)	$(8,244,047)

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net profit	4,683,776	52,831,817
Adjustments to reconcile net income to net cash used by operating activities:
Compensatory common, preferred stock and warrant issuances	3,241,809	3,370,273
Interest imputed on non-interest bearing note from a stockholder	26,900	30,620
Interest expense recognized on issuance and through accretion of discount on debt	3,027	–
Change in fair value of derivatives	(13,896,345)	(54,839,304)
Change in fair value of rescission liability	2,183,544	–
(Gain) Loss on extinguishment of debt	928,000	(3,477,100)
(Gain) Loss on legal settlement	1,580,252	–
Depreciation expense	2,727	–
Changes in operating assets and liabilities:
Changes in accounts receivable	600	(861)
Changes in inventory	57,469	(157,616)
Changes in pre-paid assets	(59,753)	(8,336)
Accrued registration rights expense	–	300,133
Changes in related party accounts payable	(69,507)	146,623
Changes in accounts payable and accrued liabilities	459,925	520,255
Net cash used by operating activities	(857,576)	(1,283,496)
Cash flows from investing activities:
Acquisition of equipment	(17,512)	–
Net cash used in investing activities	(17,512)	–
Cash flows from financing activities:
Net Payments on convertible debt	–	(550,000)
Proceeds from note payable	214,000	–
Proceeds from sale of common stock	671,500	1,827,542
Net cash provided by financing activities	885,500	1,277,542
Net increase (decrease) in cash and cash equivalents	10,412	(5,954)
Cash and cash equivalents at beginning of year	427	6,381
Cash and cash equivalents at end of year	10,839	427

The accompanying notes are an integral part of the financial statements

SAVI CORP

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash equivalents of $427 as of December 31, 2011 and $10,839 as of December 31, 2012.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $3,370,273 and $3,241,809 for the years ended December 31, 2011 and 2012, respectively.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114. , Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.

These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2012, the Company had limited operations and resources. At December 31, 2012, the Company is in a negative working capital position of $8,222,829 and has a stockholders' deficit of $8,244,047. Additionally, as of December 31, 2012 the Company faced substantial challenges to future success as follows:

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

4.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at December 31, 2012 and 2011, consisted of the following:

	2012	2011

Trade accounts payable	$526,760	$321,026
Accrued wages payable	1,230,227	1,019,042
Accrued interest expense	208,647	135,642

	$1,965,634	$1,475,710

5.	Accounts Payable and Accrued Liabilities – Related Party

The $15,000 amount due at December 31, 2011 and December 31, 2012 consist of $10,000 to Serge Monros and $5,000 to Greg Sweeney for payments made on behalf of the Company related to the Herrera Settlement.

6.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

7.	Settlement Payable

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company is finalizing a negotiated settlement and expects to complete the settlement early in 2015. The Company has recorded a $1,580,252 liability based on the current settlement agreement offer.

8.	Rescission Liability

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

Status of prior private investments; $0 in 2007 (although HDV sold $13,000 of its shares), $0 in 2008 (although HDV sold $445,750 of its shares), $0 in 2009 (although HDV sold $448,000 of its shares), $910,742 in 2010, $1,827,543 in 2011, and $629,500 in the first three quarters of 2012. There is concern that these private placement securities sales were not made in compliance with applicable law (lack of material disclosure and/or failure to file securities sales notices as required by federal law) and the Company may need to offer rescission rights to the investors.

In 2006, the Company issued shares for services valued at $611,768. There were issued shares for services valued at $1,416,060 in 2007; shares for services valued at $14,625 in 2008, shares for services valued at $380,500 in 2009, shares for services valued at $236,920 in 2010, shares for services valued at $3,370,273 in 2011, and shares for services valued at $3,165,039 during the first 3 quarters of 2012. We have no plans to offer rescission for these share issuances.

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our rescission offers, in terms of rescission offers accepted by shareholders, were very encouraging. We had four rescissions offers accepted and refunded $13,000 plus interest.

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of 12/31/12 is $2,183,544.

9.	Derivatives

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2010 to December 31, 2012:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2010	$21,196,771	$56,229,420	$77,426,191
Change in Fair Value due to Settlement/Issuance	(9,462,292)	3,226,847	(6,235,445)
Change due to Exercise/Conversion	(120,406)	–	(120,406)
Change in Fair Value	(1,424,255)	(53,414,749)	(54,839,304
Fair value at December 31, 2011	$10,189,518	$6,041,518	$16,231,036
Change in Fair Value due to Settlement/Issuance	71,024	–	17,024
Change due to Exercise/Conversion	(885,407)	–	(885,407)
Change in Fair Value	(8,176,507)	(5,719,838)	(13,896,345)
Fair value at December 31, 2012	$1,198,628	$321,680	$1,520,308

For the year ended December 31, 2012, net derivative income was $13,896,345. For the year ended December 31, 2011, net derivative income was $54,839,304.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	2012	2011
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.16%-.25%	.02%-0.25%
Volatility	152%	130%
Maturity dates	0.0-2.54 years	0.28-2.58 years
Stock Price	0.0010	0.0090

The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and matured. The Cornell 7/10/06 warrants (initial 2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11 reset to 66,000,000,000 warrants at $0.0005) had a term remaining of 0.522 years at 12/31/11. The Cornell debt and warrants were settled in 2011 (see Note 10). The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of 12/31/11 and 12/31/12.

10.	Convertible Debt

Cornell:

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000 of which $1,670,000 was advanced immediately. We entered into an amended and restated securities purchase agreement with Cornell on August 17, 2006. The second installment of $200,000 was advanced on August 17, 2006. The third installment of $600,000 was advanced on September 1, 2006. The last installment of $500,000 would be advanced two business days prior to a registration statement being declared effective by the SEC. In addition, Cornell issued a note payable of $15,000 on April 2, 2007 that on default became convertible. The Company was in default on all debt to Cornell as of December 31, 2010 due to not paying the balance due at maturity. A portion of the funds advanced were used to pay off the existing convertible debenture and other advances made by Golden Gate Investors totaling $1,016,942. Following is an analysis of the proceeds received and related fees and expenses paid with such proceeds.

Gross amount received – contractual balance	$2,485,000
Less commissions paid	(247,000)
Less legal fees	(108,960)
Less structuring fee	(10,000)

Net proceeds	$2,119,040

Following is an analysis of convertible debt due Cornell at December 31, 2012 and December 31, 2011:

	2012	2011

Contractual balance, in default	$–	$–
Less unamortized discount	–	–

Convertible debt	$–	$–

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

The Company defaulted on its obligations under the registration rights agreement because the Registration Statement was not declared effective by December 7, 2006. Accordingly, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Under FASB EITF 00-19-02, the registration rights liability is separated from the derivative liability.

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

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of December 31, 2012 due to lack of payment upon maturity.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at December 31, 2012 and December 31, 2011:

	2012	2011

Contractual balance, in default	$526,440	$588,440
Less unamortized discount	–	–

Convertible debt	$526,440	$588,440

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

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of December 31, 2012 due to lack of payment upon maturity.

Following is an analysis of convertible debt - related party at December 31, 2012 and December 31, 2011:

	2012	2011

Contractual balance, in default	$204,302	$204,302
Less unamortized discount	–	–

Convertible debt	$204,302	$204,302

This note is considered a derivative instrument due to the anti-dilution protection related to the conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($204,302 at issuance) and a loss on modification recorded as interest expense in the amount of $131,967 in 2009.

Steve Botkin:

On July 17, 2012, the Company entered into a convertible promissory note with Steve Botkin. The note bears interest at 12%, matures on July 17, 2015 and converts into common shares at the conversion rate of 80% of market. On August 9, 2012, the Company entered into a convertible promissory note with Steve Botkin. The note bears interest at 12%, matures on August 9, 2015 and converts into common shares at the conversion rate of 80% of market.

Following is an analysis of convertible debt due Steve Botkin at December 31, 2012 and December 31, 2011:

	2012	2011

Contractual balance	$104,000	$–
Less unamortized discount	(67,997)	–

Convertible debt	$36,003	$–

This note is considered a derivative instrument due to the variable conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($71,024 at issuance).

11.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of December 31, 2012 and December 31, 2011 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

The Company issued Steve Botkin a note payable of $80,000 for accrued and unpaid wages. On 2/7/12, the Company issued Steve Botkin 80,000,000 shares as full consideration for the note payable. Based on the market price of the stock at the time of issuance, the Company recorded a loss on settlement of $928,000.

The Company has received $30,000 as an advance from an investor as of 12/31/12. The advance does not bear interest and was repaid in 2013.

12.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Net income/(loss) before income taxes	$10,939,487	$52,831,817

The components of the Company's deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Liabilities
Loss carry-forwards	$3,719,426	$2,015,062
Valuation allowance	(3,719,426)	(2,015,062)
	$–	$–

At December 31, 2012, the Company had generated US net operating loss carry-forwards of approximately $2,439,735 which will expire in various years between 2012 and 2029. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company (See Note 3). Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At December 31, 2012 and December 31, 2011, the Company has no uncertain tax positions.

13.	Commitments and Contingencies

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

Status of prior private investments; $0 in 2007 (although HDV sold $13,000 of its shares), $0 in 2008 (although HDV sold $445,750 of its shares), $0 in 2009 (although HDV sold $448,000 of its shares), $910,742 in 2010, $1,827,543 in 2011, and $629,500 in the first three quarters of 2012. There is concern that these private placement securities sales were not made in compliance with applicable law (lack of material disclosure and/or failure to file securities sales notices as required by federal law) and the Company may need to offer rescission rights to the investors.

In 2006, the Company issued shares for services valued at $611,768. There were issued shares for services valued at $1,416,060 in 2007; shares for services valued at $14,625 in 2008, shares for services valued at $380,500 in 2009, shares for services valued at $236,920 in 2010, shares for services valued at $3,370,273 in 2011, and shares for services valued at $3,165,039 during the first 3 quarters of 2012. We have no plans to offer rescission for these share issuances.

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our rescission offers, in terms of rescission offers accepted by shareholders, were very encouraging. We had four rescissions offers accepted and refunded $13,000 plus interest.

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of 12/31/12 is $2,183,544.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company is negotiating a settlement and expects to reach a settlement to release the Company and Mr. Monros of any alleged liability in early 2015. The Company has recorded a settlement liability of $1,580,282 which represents an estimate of the fair value of the consideration to be paid to the Plaintiffs based on most recent settlement discussions. This amount includes the current value of approximately 300,000,000 shares to be issued and the $100,000 in legal fees to be paid.

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on an annual basis from CEE, LLC, for $110,000 per year.

14.	Stockholders' Equity

Common Stock

Following is a description of transactions affecting common stock for the years ended December 31, 2011 and 2012.

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

In November 2011, the Board of Directors authorized the issuance of 58,800,000 common shares to accredited and non-accredited investors for total proceeds of $126,000. The Company converted 9,000 of convertible debt and 57,803 of derivative liability into 9,000,000 common shares

In December 2011, the Board of Directors authorized the issuance of 35,000,001 common shares to accredited and non-accredited investors for total proceeds of $70,000.

Throughout the year, the Board of Directors also authorized the issuance of 261,399,579 common shares for services rendered by independent contractors issuances based on the market value of the stock.

Throughout the year, 1,143,750 Preferred A shares were converted to 114,375,000 common shares and 1,392,333 Preferred C shares were converted to 139,233,300 common shares.

In May, 2011, the Company borrowed 128,414,606 common shares from directors of the Company.

In August, 2011, the Company repaid 200,000,000 common shares that were loaned to the Company.

Year Ended December 31, 2012

In January 2012, the Board of Directors authorized the issuance of 14,603,571 common shares to accredited and non-accredited investors for total proceeds of $45,500.

In February 2012, the Board of Directors authorized the issuance of 119,500,000 common shares to accredited and non-accredited investors for total proceeds of $248,500. The Company converted $80,000 of debt, $11,000 of convertible debt and $377,382 of derivative liability into 102,000,000 common shares

In March 2012, the Board of Directors authorized the issuance of 37,866,667 common shares to accredited and non-accredited investors for total proceeds of $93,200. The Company converted 20,000 of convertible debt and $539,025 of derivative liability into 40,000,000 common shares

In April 2012, the Board of Directors authorized the issuance of 57,260,000 common shares to accredited and non-accredited investors for total proceeds of $122,300.

In May 2012, the Board of Directors authorized the issuance of 12,000,000 common shares to accredited and non-accredited investors for total proceeds of $30,000.

In June 2012, the Board of Directors authorized the issuance of 14,250,000 common shares to accredited and non-accredited investors for total proceeds of $47,000.

In July 2012, the Board of Directors authorized the issuance of 4,375,000 common shares to accredited and non-accredited investors for total proceeds of $35,000.

In October 2012, the Board of Directors authorized the issuance of 40,000,000 common shares to accredited and non-accredited investors for total proceeds of $20,000.

In November 2012, the Board of Directors authorized the issuance of 32,000,000 common shares to accredited and non-accredited investors for total proceeds of $20,000.

In December 2012, the Board of Directors authorized the issuance of 12,500,000 common shares to accredited and non-accredited investors for total proceeds of $10,000.

Throughout the year, the Board of Directors also authorized the issuance of 414,343,445 common shares for services rendered by independent contractors issuances based on the market value of the stock.

Throughout the year, 359,500 Preferred A shares and 1,705,333 Preferred C shares were converted to 206,483,000 common shares.

In March, 2012, the Company repaid 50,000,000 common shares previously borrowed from directors of the Company.

Stock Options

Gene-Cell, Inc., the company, used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates ranged from March, 2012 through July, 2012. There are no stock options outstanding as of 12/31/12.

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

Stock Warrants

In connection with the securities purchase agreement (See Note 6), we agreed to issue Cornell warrants to purchase an aggregate 2,900,000,000 shares of common stock, exercisable for a period of five years as follows:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
1,000,000,000	$0.0030	0.0
1,000,000,000	0.0060	0.0
300,000,000	0.0100	0.0
200,000,000	0.0150	0.0
150,000,000	0.0200	0.0
100,000,000	0.0300	0.0
60,000,000	0.0500	0.0
40,000,000	0.0750	0.0
30,000,000	0.1000	0.0
20,000,000	0.1500	0.0

2,900,000,000	$0.0114

These warrants issued to Cornell expired in 2011.

In connection with the repayment agreement (see Note 10), we agreed to issue to YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at an exercise price of $0.0119. The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stock. The exercise price was reset on August 8, 2011 to $0.0005 and the number of warrants increased to 595,000,000.

The Company issued 5,000,000 warrants in May 2010 to a law firm for services rendered valued at $137,000 using a Black-Scholes-Merton model using the following inputs (0.0% dividend yield, stock price of $0.0274, risk-free rate of 2.43%, volatility of 417%, 5 year remaining term). The warrants expire in five years with an exercise price of $0.01.

The Company issued 666,667 warrants in April 2012 to a law firm for services rendered valued at $770 using a lattice model using the following inputs (0.0% dividend yield, stock price of $0.009, risk-free rate of 0.53%, volatility of 139%, 2.5 year remaining term). The warrants expire in thirty months with an exercise price of $0.015.

As of 12/31/12 the following warrants remain outstanding:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
595,000,000	$0.0005	1.56
5,000,000	0.0100	2.33
666,667	0.0150	1.76

600,666,667	$0.0006

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

Following is a description of transactions affecting preferred stock for the years ended December 31, 2011 and 2012.

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

Year Ended December 31, 2011

In June 2012, the Board of Directors authorized the issuance of 100,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $10,000.

Throughout the year, 359,500 Preferred A shares and 1,705,333 Preferred C shares were converted to 206,483,000 common shares.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at December 31, 2012

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	595,323,300
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	440,960,900

Total	1,036,284,200

Other Equity Transactions

Year Ended December 31, 2011

Interest was imputed on non-interest bearing related party debt in the amount of $30,620 and credited to additional paid in capital.

Year Ended December 31, 2012

Interest was imputed on non-interest bearing related party debt in the amount of $26,900 and credited to additional paid in capital.

15.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2012 and 2011.

During 2007, 2008, 2009, 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2012, the Company owed HDV $244,956 and Serge Monros $570,367 in accrued wages. At December 31, 2011, the Company owed HDV $314,452 and Serge Monros $437,167 in accrued wages.

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

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. The note matured and is currently in default due to lack of payment at maturity.

In January, 2010 His Divine Vehicle loaned 2,000,000 Preferred A shares and the 1,000,000 Preferred C shares to the Company.

In August, 2011 His Divine Vehicle loaned 2,000,000 Preferred C shares and the 200,000,000 common shares to the Company.

16.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2012 and 2011, the Company engaged in various non-cash investing and financing activities as follows:

	2012	2011
Settlement of Convertible Debt and Derivative Liabilities with common stock	$1,955,407	$129,406

Conversion of Preferred Stock into Common Stock	$206,483	$253,609

Preferred Stock Loaned/Common Stock Issued for Stock Payable	$(575,000)	$1,276,768

During the years ended December 31, 2012 and 2011, the Company made $5,000 in interest payments and no income tax payments.

17.	Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2012, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s derivative liability is measured at fair value on a recurring basis. The Company classifies the fair value of these convertible notes and warrants derivative liability under level three. The Company’s settlement payable is measured at fair value on a recurring basis based on the most recent settlement offer. The Company classifies the fair value of the settlement payable under level three. The Company’s rescission liability is measured at fair value on a recurring basis based on the most recent stock price. The Company classifies the fair value of the rescission liability under level one.

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

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2010 to December 31, 2012:

Description	Level 1	Level 2	Level 3
Fair value at December 31, 2010	$–	$–	$77,426,191
Change in Fair Value due to Settlement/Issuance	–	–	(6,235,445)
Change due to Exercise/Conversion	–	–	(120,406)
Change in Fair Value	–	–	(54,839,304)
Fair value at December 31, 2011	–	–	16,231,036
Change in Fair Value due to Settlement/Issuance	–	1,580,252	17,024
Change due to Exercise/Conversion	–	–	(885,407)
Change in Fair Value	–	2,183,544	(13,896,345)
Fair value at December 31, 2012	$–	$3,763,796	$1,520,308

18.	Subsequent Events.

Stock Issuances:

Since 2012, the Board of Directors authorized the issuance of an aggregate of 568,152,694 shares of its common stock, 21,351,666 shares of its Preferred A shares, 133,306 shares of its Preferred B shares and 4,488,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $2,502,450. In addition, the Board of Directors has authorized the issuance of an aggregate of 749,900,000 shares of its common stock, 2,751,667 shares of its Preferred A shares, 97,450 shares of its Preferred B shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,518,517. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Status of prior private investments; $0 in 2007 (although HDV sold $13,000 of its shares), $0 in 2008 (although HDV sold $445,750 of its shares), $0 in 2009 (although HDV sold $448,000 of its shares), $910,742 in 2010, $1,827,543 in 2011. There is concern that these private placement securities sales were not made in compliance with applicable law (lack of material disclosure and/or failure to file securities sales notices as required by federal law) and the Company may need to offer rescission rights to the investors.

In 2006, the Company issued shares for services valued at $611,768. There were issued shares for services valued at $1,416,060 in 2007; shares for services valued at $14,625 in 2008, shares for services valued at $380,500 in 2009, shares for services valued at $236,920 in 2010, and shares for services valued at $3,370,273 in 2011. We have no plans to offer rescission for these share issuances.

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our rescission offers, in terms of rescission offers accepted by shareholders, were very encouraging. We had four rescissions offers accepted and refunded $13,000 plus interest.

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of 12/31/12 is $1,823,399.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company is finalizing a negotiated settlement and expects to complete the settlement early in 2015. The Company has recorded a $1,580,252 liability based on the current settlement agreement offer.

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

