Form 10-Q
period 2012-03-31
SaviCorp
filed 2015-03-23
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2012

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

As of March 19, 2015 there were 5,982,260,962 shares of issuer’s common stock outstanding.

SAVI MEDIA GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending March 31, 2012

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements	3

Balance Sheets:
March 31, 2012 and December 31, 2011	3

Statements of Operations:
For the three months ended March 31, 2012 and 2011	4

Statement of Stockholders’ Deficit
For the period from December 31, 2010, to March 31, 2012	5

Statements of Cash Flows:
For the three months ended March 31, 2012 and 2011	3

Notes to Unaudited Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 2. Changes in Securities	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

SIGNATURES	30

PART I. FINANCIAL INFORMATION

SaviCorp

BALANCE SHEETS

March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,011	$427
Accounts Receivable	5,700	861
Inventory	147,518	157,616
Prepaid expenses	136,194	16,669
Total current assets:	301,423	175,573

Long term assets:
Net fixed assets	7,146	–

Total assets	$308,569	$175,573

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$526,440	$588,440
Related party convertible debt, net of unamortized discount of $0 and $0, in default	204,302	204,302
Notes payable, in default	10,778	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	1,502,118	1,475,710
Related party accounts payable	282,425	314,452
Accounts payable assumed in recapitalization	159,295	159,295
Settlements payable	1,580,252	–
Rescission Liability	28,847	–
Derivative liabilities - embedded derivatives	9,772,066	10,189,518
Derivative liabilities - warrants	3,196,739	6,041,518
Total liabilities	17,278,262	18,999,013

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,10,000,000 shares authorized, 6,310,233 and 6,312,733 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,310	6,313
Series B convertible preferred stock; $0.001 par value,10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value,10,000,000 shares authorized, 5,994,942 and 6,014,992 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5,995	6,015
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 4,177,087,674 and 3,598,834,936 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,177,088	3,598,835
Change in accounting principle	658,128	658,128
Subscription Receivable	(37,500)	–
Stock payable	1,406,768	1,981,768
Additional paid-in capital	268,887,031	264,112,848
Accumulated deficit	(292,073,513)	(289,187,347)

Total stockholders' deficit	(16,969,693)	(18,823,440)

Total liabilities and stockholders' deficit	$308,569	$175,573

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF OPERATIONS

For the 3 Months Ended March 31, 2012 and 2011

(unaudited)

	March 31, 2012	March 31, 2011

Revenue	$12,716	$10,251

Cost of Goods Sold	9,511	9,873

Gross Profit	3,205	378

Operating costs and expenses:
General and administrative expenses	$2,705,394	$447,953

Loss from operations	$(2,702,189)	$(447,575)

Other income and (expenses):
Gain/(loss) on debt settlement	(928,000)	–
(Loss) on legal settlement	(1,580,252)	–
Change in fair value of financial instruments	2,376,824	32,124,478
Change in fair value of rescission liability	(28,847)	–
Interest expense	(23,702)	(122,453)
Registration rights expense	–	(151,933)

Total other income and (expenses), net	(183,977)	31,850,092

Net profit (loss)	$(2,886,166)	$31,402,517

Weighted average shares outstanding	3,847,042,582	2,359,980,783
Weighted average shares outstanding-diluted	3,847,042,582	68,122,804,716

Net profit (loss) per common share - basic	$(0.00)	$0.01
Net profit (loss) per common share - diluted	$(0.00)	$0.00

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From December 31, 2010 to March 31, 2012

									Change in	Additional
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Accounting	Paid-In	Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Principle	Capital	Receivable	Payable	Deficit	Total
Balance at December 31, 2010	9,956,483	$9,956	–	$–	7,887,275	$7,887	2,313,878,184	$2,313,878	658,128	251,848,925	$–	$705,000	(342,019,164)	$(86,475,390)
Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	261,399,579	261,400	–	3,108,873	–	–	–	3,370,273
Common and preferred stock issued for cash under Regulation D offering	–	–	–	–	20,000	20	589,363,479	589,363	–	1,238,159	–	–	–	1,827,542
Conversion of Preferred A to common	(1,143,750)	(1,143)	–	–	–	–	114,375,000	114,376	–	(113,233)	–	–	–	–
Conversion of Preferred C to common	–	–	–	–	(1,392,333)	(1,392)	139,233,300	139,233	–	(137,841)	–	–	–	–
Settlement of Cornell Debt and cancellation of Preferred A shares	(4,000,000)	(4,000)	–	–	–	–	–	–	–	9,466,292	–	–	–	9,462,292
Conversion of debt for common	–	–	–	–	–	–	9,000,000	9,000	–	120,406	–	–	–	129,406
Issuance of Common and Preferred A in exchange for Preferred C	1,500,000	1,500	–	–	(2,500,000)	(2,500)	100,000,000	100,000	–	(99,000)	–	–	–	–
Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	30,620	–	–	–	30,620
Common, Preferred A and Preferred C stock repaid/loaned to Company (net)	–	–	–	2,000,000	2,000	71,585,394	71,585	–	–	(1,350,353)	–	1,276,768
Net income	–	–	–	–	–	–	–	–	–	–	–	–	52,831,817	52,831,817
Balance at December 31, 2011	6,312,733	$6,313	–	$–	6,014,942	$6,015	3,598,834,936	$3,598,835	658,128	264,112,848	$–	$1,981,768	$(289,187,347)	$(18,823,440)
Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	–	–	212,032,500	212,033	–	2,215,357	–	–	–	2,427,390
Common and preferred stock issued for cash and subscriptions under	–	–	–	–	–	–	171,970,238	171,970	–	215,230	(37,500)	–	–	349,700
Regulation D offering
Conversion of Preferred A to common	(2,500)	(3)	–	–	–	–	250,000	250	–	(247)	–	–	–	–
Conversion of Preferred C to common	–	–	–	–	(20,000)	(20)	2,000,000	2,000	–	(1,980)	–	–	–	–
Conversion of debt for common	–	–	–	–	–	–	142,000,000	142,000	–	1,813,407	–	–	–	1,955,407
Imputed interest on related party debt	–	–	–	–	–	–	–	–	–	7,416	–	–	–	7,416
Common stock repaid by Company	–	–	–	–	–	–	50,000,000	50,000	–	525,000	–	(575,000)
Net income	–	–	–	–	–	–	–	–	–	–	–	–	(2,886,166)	(2,886,166)
Balance at March 31, 2012 (unaudited)	6,310,233	$6,310	–	$–	5,994,942	$5,995	4,177,087,674	$4,177,088	658,128	268,887,031	$(37,500)	$1,406,768	$(292,073,513)	$(16,969,693)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the Periods Ended March 31, 2012 and 2011

	For the three months ended:
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net profit	(2,886,166)	31,402,517
Adjustments to reconcile net income to net cash used by operating activities:
Compensatory common, preferred stock and warrant issuances	2,427,390	–
Interest imputed on non-interest bearing note from a stockholder	7,416	11,200
Interest expense recognized on issuance and through accretion of discount on debt	–	–
Change in fair value of derivatives	(2,376,824)	(32,124,478)
Change in fair value of rescission liability	28,847	–
(Gain) Loss on extinguishment of debt	928,000	–
(Gain) Loss on legal settlement	1,580,252	–
Changes in operating assets and liabilities:
Changes in accounts receivable	(4,839)	(2,100)
Changes in inventory	10,098	(191,008)
Changes in pre-paid assets	(119,525)	(83,334)
Accrued registration rights expense	–	151,933
Changes in related party accounts payable	(32,027)	103,625
Changes in accounts payable and accrued liabilities	26,408	215,109
Net cash used by operating activities	(410,970)	(516,536)

Cash flows from investing activities:
Acquisition of equipment	(7,146)	–
Net cash used in investing activities	(7,146)	–

Cash flows from financing activities:
Proceeds from note payable	80,000	–
Proceeds from sale of common stock	349,700	514,100
Net cash provided by financing activities	429,700	514,100

Net increase (decrease) in cash and cash equivalents	11,584	(2,436)
Cash and cash equivalents at beginning of year	427	6,381
Cash and cash equivalents at end of year	$12,011	$3,945

The accompanying notes are an integral part of the unaudited financial statements

SAVICORP

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012 and March 31, 2011 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash equivalents of $427 as of December 31, 2011 and $12,011 as of March 31, 2012.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $3,370,273 and $2,427,390 for the periods ended December 31, 2011 and March 31, 2012, respectively.

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

Profit/Loss Per Share

Basic and diluted net profit or loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. See Note 10 for a discussion of potentially dilutive instruments.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2012, the Company had limited operations and resources. At March 31, 2012, the Company is in a negative working capital position of $16,976,839 and has a stockholders' deficit of $16,969,693. Additionally, as of March 31, 2012 the Company faced substantial challenges to future success as follows:

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

In order to address its ability to continue as a going concern, implement its business plan and fulfill commitments made in connection with its agreement for acquisition of patent rights, the Company hopes to raise additional capital from sale of its common stock. Sources of funding may not be available on terms that are acceptable to the Company and its stockholders, or may include terms that will result in substantial dilution to existing stockholders.

3.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at March 31, 2012 and December 31, 2011, consisted of the following:

	2012	2011

Trade accounts payable	$348,490	$321,026
Accrued wages payable	1,001,764	1,019,042
Accrued interest expense	151,864	135,642

	$1,502,118	$1,475,710

4.	Accounts Payable and Accrued Liabilities – Related Party

The $15,000 amount due at December 31, 2011 and March 31, 2012 consist of $10,000 to Serge Monros and $5,000 to Greg Sweeney for payments made on behalf of the Company related to the Herrera Settlement.

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

7.	Rescission Liability

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of March 31, 2012 is $28,847

8.	Derivatives

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

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2010 to March 31, 2012:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2010	$21,196,771	$56,229,420	$77,426,191
Change in Fair Value due to Settlement/Issuance	(9,462,292)	3,226,847	(6,235,445)
Change due to Exercise/Conversion	(120,406)	–	(120,406)
Change in Fair Value	(1,424,255)	(53,414,749)	(54,839,304
Fair value at December 31, 2011	$10,189,518	$6,041,518	$16,231,036
Change due to Exercise/Conversion	(885,407)	–	(885,407)
Change in Fair Value	467,955	(2,844,779)	(2,376,824)
Fair value at March 31, 2012	$9,772,066	$3,196,739	$12,968,805

For the period ended March 31, 2012, net derivative income was $2,376,824. For the year ended December 31, 2011, net derivative income was $54,839,304.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	2012	2011
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.33%	.02%-0.25%
Volatility	138%	130%
Maturity dates	0.0-2.33 years	0.28-2.58 years
Stock Price	0.0093	0.0090

The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and matured. The Cornell 7/10/06 warrants (initial 2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11 reset to 66,000,000,000 warrants at $0.0005) had a term remaining of 0.522 years at 12/31/11. The Cornell debt and warrants were settled in 2011 (see Note 9). The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of December 31, 2011 and March 31, 2012.

9.	Convertible Debt

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

Following is an analysis of convertible debt due Cornell at March 31, 2012 and December 31, 2011:

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

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of March 31, 2012 due to lack of payment upon maturity.

Gross accounts payable converted	$526,094
Plus accrued interest	103,942
Net due	$630,036

Following is an analysis of convertible debt due DS Enterprises at March 31, 2012 and December 31, 2011:

	2012	2011
Contractual balance, in default	$526,440	$588,440
Less unamortized discount	–	–
Convertible debt	$526,440	$588,440

This note is considered a derivative instrument due to the anti-dilution protection related to the conversion feature. The Company recorded a derivative liability upon issuance on December 15, 2009 which resulted in the note discount ($597,440 at issuance) and a loss on modification recorded as interest expense in the amount of $344,157. The Company also recorded $79,945 in interest expense upon the conversion of accounts payable to notes payable.

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of March 31, 2012 due to lack of payment upon maturity.

Following is an analysis of convertible debt - related party at March 31, 2012 and December 31, 2011:

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

10.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of March 31, 2012 and December 31, 2011 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

The Company issued Steve Botkin a note payable of $80,000 for accrued and unpaid wages. On February 7, 2012, the Company issued Steve Botkin 80,000,000 shares as full consideration for the note payable. Based on the market price of the stock at the conversion date, the Company recorded a loss on settlement of $928,000.

11.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the periods ended March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Net income/(loss) before income taxes	$(2,886,165)	$52,831,817

The components of the Company's deferred tax assets at March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Deferred tax assets
Liabilities
Loss carry-forwards	$2,661,124	$2,015,062
Valuation allowance	(2,661,124)	(2,015,062)
	$–	$–

At March 31, 2012, the Company had generated US net operating loss carry-forwards of approximately $7,826,836 which will expire in various years between 2012 and 2029. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At March 31, 2012 and December 31, 2011, the Company has no uncertain tax positions.

12.	Commitments and Contingencies

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of March 31, 2012 is $28,847.

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

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on an annual basis from CEE, LLC, for $110,000 per year.

13.	Stockholders' Equity

Common Stock

Following is a description of transactions affecting common stock for the periods ended December 31, 2011 and March 31, 2012.

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

Period Ended March 31, 2012

In January 2012, the Board of Directors authorized the issuance of 14,603,571 common shares to accredited and non-accredited investors for total proceeds of $45,500.

In February 2012, the Board of Directors authorized the issuance of 119,500,000 common shares to accredited and non-accredited investors for total proceeds of $248,500. The Company converted $80,000 of debt, $22,000 of convertible debt, and $366,382 of derivative liability into 102,000,000 common shares. The Company recorded a loss on conversion of $928,000 of the $80,000 of debt.

In March 2012, the Board of Directors authorized the issuance of 37,866,667 common shares to accredited and non-accredited investors for total proceeds of $55,700 and a subscription receivable of $37,500. The Company converted $40,000 of convertible debt and $519,025 of derivative liability into 40,000,000 common shares.

During February and March, 2012, the Board of Directors also authorized the issuance of 212,032,500 common shares for services rendered by independent contractors issuances based on the market value of the stock.

Throughout the period, 2,500 Preferred A shares and 20,000 Preferred C shares were converted to 2,250,000 common shares.

In March, 2012, the Company repaid 50,000,000 common shares previously borrowed from directors of the Company.

Stock Options

Gene-Cell, Inc., the company, used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates ranged from March, 2012 through July, 2012. There are 38 stock options outstanding as of 3/31/12 at an exercise price of $2,700.

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

In connection with the repayment agreement (see Note 9), we agreed to issue to YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at an exercise price of $0.0119. The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stock. The exercise price was reset on August 8, 2011 to $0.0005 and the number of warrants increased to 595,000,000.

The Company issued 5,000,000 warrants in May 2010 to a law firm for services rendered valued at $137,000 using a Black-Scholes-Merton model using the following inputs (0.0% dividend yield, stock price of $0.0274, risk-free rate of 2.43%, volatility of 417%, 5 year remaining term). The warrants expire in five years with an exercise price of $0.01.

As of March 31, 2012 the following warrants remain outstanding:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
595,000,000	$0.0005	2.32
5,000,000	0.0100	3.08

600,000,000	$0.0006

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

Period Ended March 31, 2012

Throughout the period, 2,500 Preferred A shares and 20,000 Preferred C shares were converted to 2,250,000 common shares.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at March 31, 2012

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	631,023,300
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	599,494,200

Total	1,230,517,500

Other Equity Transactions

Year Ended December 31, 2011

Interest was imputed on non-interest bearing related party debt in the amount of $30,620 and credited to additional paid in capital.

Period Ended March 31, 2012

Interest was imputed on non-interest bearing related party debt in the amount of $7,416 and credited to additional paid in capital. Subscriptions receivable of $37,500 represent amounts due from shareholders for stock issued during the period. Payment was received prior to December 31, 2012.

14.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the periods ended March 31, 2012 and December 31, 2011.

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

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. The note matured and is currently in default due to lack of payment at maturity. The principal balance at December 31, 2011 and March 31, 2012 is $204,302.

In August, 2011 His Divine Vehicle loaned 2,000,000 Preferred C shares and the 200,000,000 common shares to the Company.

15.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the periods ended March 31, 2012 and March 31, 2011, the Company engaged in various non-cash investing and financing activities as follows:

	2012	2011
Settlement of Convertible Debt and Derivative Liabilities with common stock	$1,955,407	$–
Conversion of Preferred Stock into Common Stock	$2,250	$12,870
Preferred Stock Loaned/Common Stock Issued for Stock Payable	$(575,000)	$–

During the periods ended March 31, 2012 and March 31, 2011, the Company made no interest payments and no income tax payments.

16.   Fair Value of Financial Instruments

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

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$12,968,805	$2,376,824
Settlements Payable	–	1,580,252	–	–
Rescission Liability	–	28,847	–	(28,847)
Fair Value at March 31, 2012	$–	$1,609,099	$12,968,805	$2,347,977

17.   Subsequent Events

Stock Issuances:

Since March 31, 2012, the Board of Directors authorized the issuance of an aggregate of 740,037,694 shares of its common stock, 21,751,666 shares of its Preferred A shares, 210,346 shares of its Preferred B shares and 4,588,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $3,137,750. In addition, the Board of Directors has authorized the issuance of an aggregate of 673,210,945 shares of its common stock, 2,251,667 shares of its Preferred A shares, 97,450 shares of its Preferred B shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,970,966. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of March 31,2012 is $28,847.

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

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the period ending March 31, 2011, we generated revenues of $10,251. Costs of Goods Sold was $9,873 yielding a gross profit of $378. Loss from operations for the period ending March 31, 2011 was $447,575. Other Income and Expense, net was $31,850,092 primarily due to the change in fair value of our derivative liabilities. During the period ending March 31, 2012, we generated revenues of $12,716. Costs of Goods Sold was $9,511 yielding a gross profit of $3,205. These are slight improvements over the same period in 2011. Loss from operations for the period ending March 31, 2012 was $2,702,189. The large increase in the loss was primarily due to stock based compensation paid in 2012. Other Income and Expense, net was a loss of $183,977.

As of March 31, 2012, we have accumulated net losses of $292,073,513. Additionally, at March 31, 2012, we are in a negative working capital position of $16,976,839 and a stockholders' deficit position $16,969,693. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2012, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

Plan of Operations

We believe that there are six critical elements for the building of a successful research & development company that has the capacity to manufacture technology for the implementation of immediate and long-term solutions to the global challenges of air, water, and land pollution.

23

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

As of March 31, 2012, we had limited operations and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation. Additional financing will need to be obtained. Sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of March 31, 2012, the Company had $12,011 in cash.

Total current liabilities were $17,278,262 as of March 31, 2012, consisting of convertible debt, net, of $730,742, notes payable of $25,778, derivative liabilities of $12,968,805, accounts payable and accrued liabilities of $1,747,043, settlement payable of $1,580,252, rescission liability of $28,847 and accounts payable assumed in recapitalization of $159,295.

We incurred net losses of $292,073,513 during the period from inception, August 13, 2002, to March 31, 2012. In addition, at March 31, 2012, we were in a negative working capital position of $16,976,839 and had a stockholders' deficit of $16,969,693. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $901,798 per month, for the period ended March 31, 2012.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of March 31, 2012, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of March 31, 2012 is $28,847.

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

For the quarter ended March 31, 2012, the Company issued the following:

In January 2012, the Board of Directors authorized the issuance of 14,603,571 common shares to accredited and non-accredited investors for total proceeds of $45,500.

In February 2012, the Board of Directors authorized the issuance of 119,500,000 common shares to accredited and non-accredited investors for total proceeds of $248,500.

In March 2012, the Board of Directors authorized the issuance of 37,866,667 common shares to accredited and non-accredited investors for total proceeds of $55,700 and $37,500 in subscription receivable.

Since March 31, 2012, the Board of Directors authorized the issuance of an aggregate of 740,037,694 shares of its common stock, 21,751,666 shares of its Preferred A shares, 210,346 shares of its Preferred B shares and 4,588,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $3,137,750. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

SaviCorp

Date: March 19, 2015	By: /s/ SERGE MONROS
Serge Monros
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 19, 2015	By: /s/ SERGE MONROS
Serge Monros
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

