Form 10-Q
period 2012-06-30
SaviCorp
filed 2015-03-26
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2012

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

As of March 20, 2015 there were 5,982,260,962 shares of issuer’s common stock outstanding.

SAVI MEDIA GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

SaviCorp

BALANCE SHEETS

June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,796	$427
Accounts Receivable	433	861
Inventory	129,482	157,616
Prepaid expenses	172,155	16,669
Total current assets:	311,866	175,573

Long term assets:
Net fixed assets	15,707	–

Total assets	$327,573	$175,573

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$526,440	$588,440
Related party convertible debt, net of unamortized discount of $0 and $0, in default	204,302	204,302
Notes payable, in default	10,778	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	1,669,530	1,475,710
Related party accounts payable	251,451	314,452
Accounts payable assumed in recapitalization	159,295	159,295
Settlements payable	1,580,252	–
Rescission Liability	103,749	–
Derivative liabilities - embedded derivatives	7,313,483	10,189,518
Derivative liabilities - warrants	1,876,009	6,041,518
Total current liabilities	13,710,289	18,999,013

Long term liabilities:
Convertible debt, net of unamortized discount of $0 and $0	40,000	–

Total liabilities	13,750,289	18,999,013

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 6,058,233 and 6,312,733 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6,058	6,313
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 4,411,609 and 6,014,992 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4,412	6,015
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 4,479,964,007 and 3,598,834,936 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4,479,964	3,598,835
Subscription Receivable	(29,800)	–
Stock payable	1,406,768	1,981,768
Additional paid-in capital	268,991,578	264,112,848
Accumulated deficit	(288,281,696)	(288,529,219)

Total stockholders' deficit	(13,422,716)	(18,823,440)

Total liabilities and stockholders' deficit	$327,573	$175,573

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF OPERATIONS

For the 3 and 6 Months Ended June 30, 2012 and 2011

(unaudited)

	For the three months ended:		For the six months ended:
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$29,330	$33,016	$42,046	$43,267

Cost of Goods Sold	21,121	32,378	30,632	42,251

Gross Profit	8,209	638	11,414	1,016

Operating costs and expenses:
General and administrative expenses	$556,946	$2,317,519	$3,262,340	$2,765,472

Loss from operations	$(548,737)	$(2,316,881)	$(3,250,926)	$(2,764,456)

Other income and (expenses):
Gain/(loss) on debt settlement	–	–	(928,000)	–
(Loss) on legal settlement	–	–	(1,580,252)	–
Change in fair value of financial instruments	3,779,313	24,230,475	6,156,137	56,354,953
Change in fair value of rescission liability	(74,902)	–	(103,749)	–
Interest expense	(21,985)	(119,083)	(45,687)	(241,536)
Registration rights expense	–	(148,200)	–	(300,133)

Total other income and (expenses), net	3,682,426	23,963,192	3,498,449	55,813,284

Net profit (loss)	$3,133,689	$21,646,311	$247,523	$53,048,828

Weighted average shares outstanding	4,331,371,117	2,467,827,152	4,089,206,850	2,414,201,886
Weighted average shares outstanding-diluted	6,376,052,740	68,080,446,880	6,133,888,473	68,026,821,614

Net profit (loss) per common share - basic	$0.00	$0.01	$0.00	$0.02
Net profit (loss) per common share - diluted	$0.00	$0.00	$0.00	$0.00

 The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From December 31, 2010 to June 30, 2012

	Preferred Stock A		Preferred Stock C		Common Stock		Additional Paid-In	Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Total
Balance at December 31, 2010	9,956,483	$9,956	7,887,275	$7,887	2,313,878,184	$2,313,878	251,848,925	$–	$705,000	$(341,361,036)	$(86,475,390)

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	261,399,579	261,400	3,108,873	–	–	–	3,370,273

Common and preferred stock issued for cash under Regulation D offering	–	–	20,000	20	589,363,479	589,363	1,238,159	–	–	–	1,827,542

Conversion of Preferred A to common	(1,143,750)	(1,143)	–	–	114,375,000	114,376	(113,233)	–	–	–	–

Conversion of Preferred C to common	–	–	(1,392,333)	(1,392)	139,233,300	139,233	(137,841)	–	–	–	–

Settlement of Cornell Debt and cancellation of Preferred A shares	(4,000,000)	(4,000)	–	–	–	–	9,466,292	–	–	–	9,462,292

Conversion of debt for common	–	–	–	–	9,000,000	9,000	120,406	–	–	–	129,406

Issuance of Common and Preferred A in exchange for Preferred C	1,500,000	1,500	(2,500,000)	(2,500)	100,000,000	100,000	(99,000)	–	–	–	–

Imputed interest on related party debt	–	–	–	–	–	–	30,620	–	–	–	30,620

Common, Preferred A and Preferred C stock repaid/loaned to Company (net)	–	–	2,000,000	2,000	71,585,394	71,585	(1,350,353)	–	1,276,768	–	–

Net income	–	–	–	–	–	–	–	–	–	52,831,817	52,831,817

Balance at December 31, 2011	6,312,733	$6,313	6,014,942	$6,015	3,598,834,936	$3,598,835	264,112,848	$–	$1,981,768	$(288,529,219)	$(18,823,440)

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	237,865,833	237,866	2,388,425	–	–	–	2,626,291

Stock Options issued for consulting services	–	–	–	–	–	–	770	–	–	–	770

Common and preferred stock issued for cash and subscriptions under Regulation D offering	–	–	100,000	100	255,480, 238	255,480	331,020	(29,800)	–	–	556,800

Conversion of Preferred A to common	(254,500)	(255)	–	–	25,450,000	25,450	(25,195)	–	–	–	–

Conversion of Preferred C to common	–	–	(1,703,333)	(1,703)	170,333,000	170,333	(168,630)	–	–	–	–

Conversion of debt for common	–	–	–	–	142,000,000	142,000	1,813,407	–	–	–	1,955,407

Imputed interest on related party debt	–	–	–	–	–	–	13,933	–	–	–	13,933

Common stock repaid by Company	–	–	–	–	50,000,000	50,000	525,000	–	(575,000)	–	–

Net income	–	–	–	–	–	–	–	–	–	247,523	247,523

Balance at June 30, 2012 (unaudited)	6,058,233	$6,058	4,411,609	$4,412	4,479,964,007	$4,479,964	268,991,578	$(29,800)	$1,406,768	$(288,281,696)	$(13,422,716)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the Periods Ended June 30, 2012 and 2011

	For the six months ended:
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net profit	$247,523	$53,048,828
Adjustments to reconcile net income to net cash used by operating activities:
Compensatory common, preferred stock and warrant issuances	2,627,061	2,002,421
Imputed Interest	13,933	15,438
Change in fair value of derivatives	(6,156,137)	(56,354,953)
Change in fair value of rescission liability	103,749	–
(Gain) Loss on extinguishment of debt	928,000	–
(Gain) Loss on legal settlement	1,580,252	–
Depreciation expense	776	–
Changes in operating assets and liabilities:
Changes in accounts receivable	428	(10,355)
Changes in inventory	28,134	(163,408)
Changes in pre-paid assets	(155,486)	(58,334)
Changes in other current assets	–	(54,000)
Accrued registration rights expense	–	300,133
Changes in related party accounts payable	(63,001)	162,197
Changes in accounts payable and accrued liabilities	193,820	376,434
Net cash used by operating activities	(650,948)	(735,599)

Cash flows from investing activities:
Acquisition of equipment	(16,483)	–
Net cash used in investing activities	(16,483)	–

Cash flows from financing activities:
Proceeds from note payable	120,000	–
Proceeds from sale of common and preferred stock	556,800	735,200
Net cash provided by financing activities	676,800	735,200

Net increase (decrease) in cash and cash equivalents	9,369	(399)
Cash and cash equivalents at beginning of year	427	6,381
Cash and cash equivalents at end of the period	$9,796	$5,982

The accompanying notes are an integral part of the unaudited financial statements

SAVICORP

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2012 and June 30, 2011 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash equivalents of $427 as of December 31, 2011 and $9,796 as of June 30, 2012.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $2,002,421 and $2,627,061 for the periods ended June 30, 2011 and June 30, 2012, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2012, the Company had limited operations and resources. At June 30, 2012, the Company is in a negative working capital position of $13,398,423 and has a stockholders' deficit of $13,422,716. Additionally, as of June 30, 2012 the Company faced substantial challenges to future success as follows:

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

3.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at June 30, 2012 and December 31, 2011, consisted of the following:

	6/30/2012	6/30/2011
Trade accounts payable	$439,242	$321,026
Accrued wages payable	1,063,078	1,019,042
Accrued interest expense	167,210	135,642

	$1,669,530	$1,475,710

4.	Accounts Payable and Accrued Liabilities – Related Party

The $15,000 amount due at December 31, 2011 and June 30, 2012 consist of $10,000 to Serge Monros and $5,000 to Greg Sweeney for payments made on behalf of the Company related to the Herrera Settlement.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2012 is $103,749.

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

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2010 to June 30, 2012:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2010	$21,196,771	$56,229,420	$77,426,191
Change in Fair Value due to Settlement/Issuance	(9,462,292)	3,226,847	(6,235,445)
Change due to Exercise/Conversion	(120,406)	–	(120,406)
Change in Fair Value	(1,424,255)	(53,414,749)	(54,839,304
Fair value at December 31, 2011	$10,189,518	$6,041,518	$16,231,036
Change due to Exercise/Conversion	(885,407)	–	(885,407)
Change in Fair Value	(1,990,628)	(4,165,509)	(6,156,137)
Fair value at June 30, 2012	$7,313,483	$1,876,009	$9,189,492

For the six month period ended June 30, 2012, net derivative income was $6,156,137. For the year six month period ended June 30, 2011, net derivative income was $56,354,953.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	6/30/2012	6/30/2011
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.33%	.02%-0.25%
Volatility	143%	130%
Maturity dates	0.0-2.42 years	0.28-2.58 years
Stock Price	0.0067	0.0090

The Cornell 7/10/06 convertible note ($2,470,000 balance) matured on 7/10/08. The Cornell 4/02/07 promissory note ($15,000 balance) became convertible upon default and matured. The Cornell 7/10/06 warrants (initial 2,900,000,000 warrants with exercise prices ranging from $0.003 to $0.150 and an expiration date of 7/10/11 reset to 66,000,000,000 warrants at $0.0005) had a term remaining of 0.522 years at 12/31/11. The Cornell debt and warrants were settled in 2011 (see Note 9). The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of 12/31/11 and 6/30/12.

9.	Convertible Debt

Cornell:

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000. In addition, Cornell issued a note payable of $15,000 on April 2, 2007 that on default became convertible. The Company was in default on all debt to Cornell as of December 31, 2010 due to not paying the balance due at maturity.

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

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of June 30, 2012 due to lack of payment upon maturity.

Gross accounts payable converted on December 15, 2009	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Contractual balance, in default	$526,440	$588,440
Less unamortized discount	–	–

Convertible debt	$526,440	$588,440

This note is considered a derivative instrument due to the anti-dilution protection related to the conversion feature. The Company recorded a derivative liability upon issuance on December 15, 2009 which resulted in the note discount ($597,440 at issuance) and a loss on modification recorded as interest expense in the amount of $344,157. The Company also recorded $79,945 in interest expense upon the conversion of accounts payable to notes payable. During the six month period ending June 30, 2012, $62,000 of the principal balance was converted to 62,000,000 shares of common stock.

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of June 30, 2012 due to lack of payment upon maturity.

Following is an analysis of convertible debt - related party at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Contractual balance, in default	$204,302	$204,302
Less unamortized discount	–	–

Convertible debt	$204,302	$204,302

This note is considered a derivative instrument due to the anti-dilution protection related to the conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($204,302 at issuance) and a loss on modification recorded as interest expense in the amount of $131,967 in 2009.

10.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of June 30, 2012 and December 31, 2011 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

The Company issued Steve Botkin a note payable of $80,000 for accrued and unpaid wages. On February 7, 2012, the Company issued Steve Botkin 80,000,000 shares as full consideration for the note payable. Based on the market price of the stock at the conversion date, the Company recorded a loss on settlement of $928,000.

In the period ending June 30, 2012, Steve Botkin loaned the company $40,000.

11.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the periods ended June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Net income/(loss) before income taxes	$247,524	$52,831,817

The components of the Company's deferred tax assets at June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Deferred tax assets
Liabilities
Loss carry-forwards	$2,999,844	$2,015,062
Valuation allowance	(2,999,844)	(2,015,062)
	$–	$–

At June 30, 2012, the Company had generated US net operating loss carry-forwards of approximately $8,823,072 which will expire in various years between 2012 and 2029. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At June 30, 2012 and December 31, 2011, the Company has no uncertain tax positions.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2012 is $103,749.

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

Common Stock

Following is a description of transactions affecting common stock for the periods ended December 31, 2011 and June 30, 2012.

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

Period Ended June 30, 2012

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

Throughout the three month period ending June 30, 2012, the Company received $7,700 from subscriptions receivable.

Throughout the period through June 30, 2012, the Board of Directors also authorized the issuance of 237,865,833 common shares for services rendered by independent contractors issuances based on the market value of the stock.

Throughout the period through June 30, 2012, 254,500 Preferred A shares and 1,703,333 Preferred C shares were converted to 195,783,000 common shares.

In March 2012, the Company repaid 50,000,000 common shares previously borrowed from directors of the Company.

Stock Options

Gene-Cell, Inc., the company, used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates ranged from March, 2012 through July, 2012. There are 38 stock options outstanding as of 6/30/12 at an exercise price of $2,700.

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

As of June 30, 2012 the following warrants remain outstanding:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
595,000,000	$0.0005	2.07
5,000,000	0.0100	2.84
666,667	0.0150	2.26

600,666,667	$0.0006

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

Following is a description of transactions affecting preferred stock for the year ended December 31, 2011 and the six month period ended June 30, 2012.

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

Period Ended June 30, 2012

In June 2012, the Board of Directors authorized the issuance of 100,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $10,000.

Throughout the period, 254,500 Preferred A shares and 1,703,333 Preferred C shares were converted to 195,783,000 common shares.

Potentially Dilutive Equity Instruments

The following is an analysis of potentially dilutive equity instruments at June 30, 2012:

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	605,823,300
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	441,160,900

Total	1,046,984,200

Other Equity Transactions

Year Ended December 31, 2011

Interest was imputed on non-interest bearing related party debt in the amount of $30,620 and credited to additional paid in capital.

Period Ended June 30, 2012

Interest was imputed on non-interest bearing related party debt in the amount of $13,933 and credited to additional paid in capital. Subscriptions receivable of $29,800 represent amounts due from shareholders for stock issued during the period.

14.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the periods ended June 30, 2012 and December 31, 2011.

During 2007, 2008, 2009, 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2012, the Company owed HDV $244,956 and Serge Monros $570,367 in accrued wages. At December 31, 2011, the Company owed HDV $314,452 and Serge Monros $437,167 in accrued wages. At June 30, 2012, the Company owed HDV $251,451 and Serge Monros $498,367.

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

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. The note matured and is currently in default due to lack of payment at maturity. The note principal balance as of December 31, 2011 and June 30, 2012 is $204,302.

In August 2011 His Divine Vehicle loaned 2,000,000 Preferred C shares and the 200,000,000 common shares to the Company.

15.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the six month periods ended June 30, 2012 and June 30, 2011, the Company engaged in various non-cash investing and financing activities as follows:

	2012	2011
Settlement of Convertible Debt and Derivative Liabilities with common stock	$1,955,407	$–

Conversion of Preferred Stock into Common Stock	$195,783	$58,898

Preferred Stock Loaned/Common Stock Issued for Stock Payable	$(575,000)	$360,000

During the periods ended June 30, 2012 and June 30, 2011, the Company made no interest payments and no income tax payments.

16.	Fair Value of Financial Instruments.

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

Level one – Quoted market prices in active markets for identical assets or liabilities;

Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

The following table presents liabilities that are measured and recognized at fair value as of June 30, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$9,189,492	$6,156,137
Settlements Payable	–	1,580,252	–	–
Rescission Liability	–	103,749	–	(103,749)
Fair Value at June 30, 2012	$–	$1,684,001	$9,189,492	$6,052,388

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$16,231,036	$54,839,304
Fair Value at December 31, 2011	$–	$–	$16,231,036	$54,839,304

17.	Subsequent Events.

Stock Issuances:

Since June 30, 2012, the Board of Directors authorized the issuance of an aggregate of 656,527,694 shares of its common stock, 21,751,666 shares of its Preferred A shares, 219,013 shares of its Preferred B shares and 4,488,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $2,942,950. In addition, the Board of Directors has authorized the issuance of an aggregate of 926,877,612 shares of its common stock, 3,051,667 shares of its Preferred A shares, 94,950 shares of its Preferred B shares and 60,000 of its Preferred C shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,970,116. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

Convertible Debt:

On July 17, 2012, the Company converted the Botkin loan into a convertible promissory note with Steve Botkin. The note bears interest at 12%, matures on July 17, 2015 and converts into common shares at the conversion rate of 80% of market.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2012 is $103,749.

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

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the six months ending June 30, 2011, we generated revenues of $43,267. Costs of Goods Sold was $42,251 yielding a gross profit of $1,016. Loss from operations for the six months ending June 30, 2011 was $2,764,456. Other Income and Expense, net was $55,813,284 primarily due to the change in fair value of our derivative liabilities. During the six months ending June 30, 2012, we generated revenues of $42,046. Costs of Goods Sold was $30,632 yielding a gross profit of $11,414. These are slight improvements over the same period in 2011. Loss from operations for the six months ending June 30, 2012 was $3,250,926. The increase in the loss was primarily due to additional stock based compensation paid in 2012. Other Income and Expense, net was a gain of $3,498,449 primarily due to the change in fair value of our derivative liabilities offset by the legal settlement, loss on debt settlement, and change in fair value of the rescission liability.

During the three months ending June 30, 2011, we generated revenues of $33,016. Costs of Goods Sold was $32,378 yielding a gross profit of $638. Loss from operations for the three months ending June 30, 2011 was $2,316,881. Other Income and Expense, net was $23,963,192 primarily due to the change in fair value of our derivative liabilities. During the three months ending June 30, 2012, we generated revenues of $29,330. Costs of Goods Sold was $21,121 yielding a gross profit of $8,209. These are slight improvements over the same period in 2011. Loss from operations for the three months ending June 30, 2012 was $548,737. The decrease in the loss was primarily due to additional stock based compensation paid in the second quarter of 2011. Other Income and Expense, net was a gain of $3,682,426 primarily due to the change in fair value of our derivative liabilities offset by the change in fair value of the rescission liability.

As of June 30, 2012, we have accumulated net losses of $288,281,696. Additionally, at June 30, 2012, we are in a negative working capital position of $13,398,423 and a stockholders' deficit position $13,422,716. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2012, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

As of June 30, 2012, we had limited operations and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation. Additional financing will need to be obtained. Sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of June 30, 2012, the Company had $9,796 in cash.

Total current liabilities were $13,710,289 as of June 30, 2012, consisting of convertible debt, net, of $770,742, notes payable of $25,778, derivative liabilities of $9,189,492, accounts payable and accrued liabilities of $1,669,530, settlement payable of $1,580,252, rescission liability of $103,749 and accounts payable assumed in recapitalization of $159,295.

We incurred net losses of $288,281,696 during the period from inception, August 13, 2002, to June 30, 2012. In addition, at June 30, 2012, we were in a negative working capital position of $13,398,423 and had a stockholders' deficit of $13,422,716. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $543,723 per month, for the period ended June 30, 2012.

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

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000. These notes matured and were in default due to non-payment as of December 31, 2010. On or about July 28, 2011, the Company entered into a Repayment Agreement (the “Repayment Agreement”) with YA Global Investments, L.P., a Cayman Islands exempt limited partnership formerly known as Cornell Capital Partners, L.P. (“YA Global”).

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2012, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2012 is $103,749.

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

For the period ended June 30, 2012, the Company issued the following:

In January 2012, the Board of Directors authorized the issuance of 14,603,571 common shares to accredited and non-accredited investors for total proceeds of $45,500.

In February 2012, the Board of Directors authorized the issuance of 119,500,000 common shares to accredited and non-accredited investors for total proceeds of $248,500.

In March 2012, the Board of Directors authorized the issuance of 37,866,667 common shares to accredited and non-accredited investors for total proceeds of $63,400 and $29,800 in subscription receivable.

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

Since June 30, 2012, the Board of Directors authorized the issuance of an aggregate of 656,152,694 shares of its common stock, 21,751,666 shares of its Preferred A shares, 219,013 shares of its Preferred B shares and 4,488,500 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $2,963,450. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On July 10, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $2,970,000. These notes matured and were in default due to non-payment as of December 31, 2010. On or about July 28, 2011, the Company entered into a Repayment Agreement (the “Repayment Agreement”) with YA Global Investments, L.P., a Cayman Islands exempt limited partnership formerly known as Cornell Capital Partners, L.P. (“YA Global”).

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

SaviCorp

Date: March 26, 2015	By: /s/ SERGE MONROS
Serge Monros
President, Chief Executive Officer (Principal Executive Officer)
and Director

Date: March 26, 2015	By: /s/ SERGE MONROS
Serge Monros
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

