Form 10-K
period 2013-12-31
SaviCorp
filed 2015-05-11
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Yes  ☐  No   ☒

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the closing price on June 30, 2013, was $37,963,129.

As of May 8, 2015 there were 5,994,510,962 shares of issuer’s common stock outstanding.

SAVICORP

FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

In 2013, SaviCorp began to expand its revenue from new business activities in international markets. We were still devoting substantial efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency.

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

DynoValve & DynoValve Pro have the following positive features:

-	Addresses carbon footprint (substantially reduces carbon monoxide emissions through smog emission tacking);

-	Improves fuel use and mileage;

-	Increases engine performance (Dynamometer readings show a dramatic increase in overall engine performance);

-	Fuel use and oil consumption is substantially reduced;

-	Cost effective:

o	The savings in over-all fuel, oil and engine service requirements are significant;

o	Carbon Credits are generated by the use of the DynoValve & DynoValve Pro;

o	The expense of fitting DynoValve is recaptured with short use and dependent on mileage use (within 6 to 12 months for passenger cars but 2 months with a taxi);

o	Useable with marine engines as well;

o	The Company hopes to have the DynoValve Pro (diesel) available in 2015, which should be used by large fleet owners, locomotive, heavy equipment, stationary engines and marine engines as well as ocean liners.

-	Suitable for original factory applications on new engines as well as retrofitting used vehicles.

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

In 2013, we have made major inroads in the Middle Eastern country of Dubai and others. We have a 5 year licensing agreement with DynoGreen Tech (“DGT”) that we entered into in 2013. Regarding our progress, our original commitment for 2,000 DynoValves (sold at $250 each) equate to $500,000. In order for DGT to fulfill and maintain this 5 year licensing agreement, they are required to purchase 500 additional DynoValves per quarter (an additional 2,000 DynoValves / $500,000 per year) for a total of $2,500,000 over a 5 year span. With the initial investment of $500,000, this totals $3,000,000 for their 5 year licensing agreement. We have already delivered 2,000 of those DynoValves. The areas that are included in this agreement are UAE, Dubai, Malaysia, India, and Africa. DGT has not made any additional purchases since 2013 and thus has not met their minimum volume requirements for 2014 or the first quarter of 2015.

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

Independent Testing

We have sought out and have received independent testing results, which have validated our claims. At our request, tests were conducted by California Environmental Engineering, a greater Los Angeles area based leading independent environmental testing firm, over the last eight years. Overall, California Environmental Engineering is a consulting firm specializing in the testing of environmental and engine instrumentation. California Environmental Engineering provided a written conclusion after testing that provides, in part:

“We have evaluated the data from the test runs in the demonstration of the Crankcase Ventilation System. We can attest to the positive effect of the Crankcase Ventilation System.  In conclusion, the technology has demonstrated that it has both economic and environmental benefits".

In 2014, the Company began a series of independent third-party tests with ECO Logic at the EPA laboratories located at Olson Eco-Logic laboratories. These tests will continue at least into FY- 2015.

Additional testing has been performed by KLD Environmental Consultations with similarly positive results.

The Company has filed the EPA Section 511 application which seeks to obtain ISO-9001 manufacturing certification for its DynoValve family of automotive products. This is an expense and resource-intensive process which will continue well into FY-2015.

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

It is estimated there were 248 million vehicles on the road in the US alone at the end of 2010. The average age of these vehicles is estimated by the National Automobile Dealers Association to be ten and a half years. Since the introduction of the Industrial Age, the United States has been the biggest producer of CO2 emissions on the planet. The US produced 22% of the World’s greenhouse gas emissions in 1995. Current estimates predict this will rise to more than 15% by 2035, topped at that point by China’s 17% and Eastern Europe/former Soviet Unions’ 19%.

The Company believes the scope of business opportunities within the State of California alone is significant. California has 36 first, second and third-tier cities with over 100,000 residents. This does not include 217 fourth-tier cities with 25,000 to 100,000 residents. Each of these cities operates numerous municipal, corporate and small business fleets of vehicles that are potential customers for SaviCorp’s products and services. SaviCorp management believes that this is a viable market for devices designed to mitigate the effects of blow-by gases using crankcase ventilation system and emission reduction products.

Although SaviCorp believes that we have no direct competition in the marketplace, retail pricing since 2008 has been largely driven by the average consumer’s disposable income. In order for the DynoValve® to achieve primacy in the industry, SaviCorp has been compelled to price its products to reflect the value brought to end-users. As the market expands, future products should be priced more aggressively to increase market penetration and achieve a position of planned-for market dominance. SaviCorp’s goal of establishing sales and marketing partnerships and/or alliances will supplement market penetration.

Used Car Retail Sales:

Car dealerships selling used and new vehicles are prime candidates constituting a viable but as yet untapped market for SaviCorp’s products. Used cars are normally identified as certified pre-owned vehicles, age ranging from one to 5 years old. A common car dealership sales tactic is to offer aftermarket products to buyers during the loan application process. In recent years, the sale of used cars has become a major source of profits for car dealerships in the wake of shrinking margins on new cars. To make them acceptable to more customers, most dealerships promote certified pre-owned vehicles to customers who want a warranty on their used car. This often raises the price, but in return provides customers with peace of mind. In the current economic environment, the relative demand for used cars has increased as sales of new cars have declined. Due to the fact that the product has the potential to lower operating costs as well as extend the useful life of a vehicle—a proposition that is very appealing to consumers—the DynoValve marketing campaign is being targeted to include the used car retail market.

Fleet Sales:

As the year 2014 progressed, our customer base expanded. A major key to our longer-term success is our ability to arrange for sales and installations with customers operating large numbers of vehicles, commonly referred to as “fleets.” For our purposes, fleets can vary in size from 25 to 15,000 vehicles. Fleets can be located in specific geographical areas, such as within a city, within a county or two, as part of a state, within a state or across multiple states in a region of the US, or nationwide. For now, the Company is focused on fleets within the US. There are few product sales in Canada. To pave the way for future market expansion related to fleet sales, the Company has arranged to license patents pending in many “industrial” countries, including Mexico and Canada.

Typically, in the early stage, our relationship with a fleet size customer involves “proving” our technology on a test basis with a few vehicles operating as part of the customer’s fleet. We guarantee a 10% improvement in fuel efficiency. Once a customer has experienced “real time” results out in the field, our products gain acceptance and the rate of sales and installations take off at a faster pace. In almost all cases to date, we have exceeded the 10% guarantee. Generally, the longer vehicles are driven with our product in place, the more performance improves with the passage of time. Our results to date have varied from an 8% to 100% improvement. Currently, we have no fleets with less than a 15% rate of improvement. Fleets with Ford F-150s (4.6 liter engines) and Chevy light trucks (4.7 liters) are getting between 30% and 49% fuel savings.

State of California Fleet Vehicles:

We believe our business opportunities within the State of California alone are enormous. The state has 36 cities with over 100,000 residents and 217 cities with 25,000 to 100,000 residents. Each of these cities operates numerous municipal, corporate and small business fleets of vehicles that are potential customers for SaviCorp. SaviCorp management believes that this is a viable market for blow-by gases related crankcase ventilation system and emission reduction products.

Pilot Tests:

Typically, in the early stage, our relationship with a fleet size customer involves “proving” our technology on a test basis with a few vehicles operating as part of the customer’s fleet. We guarantee a 10% improvement in fuel efficiency. Once a customer has experienced “real time” results out in the field, our products gain acceptance and the rate of sales and installations takes off at a faster pace. In almost all cases to date, we have exceeded the 10% guarantee. Generally, the longer vehicles are driven with our product in place, the more performance improves with the passage of time. Our results to date have varied from an 8% to 100% improvement. Currently, we have no fleets with less than a 15% rate of improvement. Fleets with Ford F-150s (4.6 litre engines) and Chevy light trucks (4.7 liter) are getting between 30% and 49% fuel savings.

Dubai - Licensed Product Marketing:

In 2013, we made major inroads in the Middle Eastern country of Dubai and others. The Company executed a 5-year licensing agreement with Dubai-based Dyno Green Technologies [DGT] in Q-2. The original licensing commitment provided for the purchase and sale of 2,000 DynoValves (sold at $250 each), which equates to an initial order of $500,000. In order for DGT to fulfill and maintain this 5-year licensing agreement, they are obliged to purchase 500 additional DynoValves per quarter (an additional 2,000 DynoValves / $500,000 per year) for a total of $2,500,000 over a 5-year span. With the initial investment of $500,000, this totals a $3,000,000 commitment for their 5-year licensing agreement. The first order of 2,000 DynoValves has been delivered. The Exclusive Marketing and License Agreement includes 10 sub-classes of territories which include UAE, Dubai, Malaysia, India, and Africa.

Seeking a Mandate In Dubai:

The Company sent a team of technical specialists to Dubai to convince the Dubai Department of Standardization to mandate the DynoValve on all government-owned vehicles and eventually to the general population (“the mandate”). When any country attempts to mandate a new individual product, numerous political and cultural issues have to be dealt with. Understandably, there should not be certain vehicle exclusions for this particular mandate, therefore the DynoValve needs to be installable on all makes and models.

The wiring harness originally created for use in the USA met compliance regulations according to American standards. However, the Department of Standardization and the UAE affiliates did not approve of the exposed colored wires supplied with the product. As a result, we modified the wiring harness and completely molded all the connectors, improving the units appearance. This new architecture for the wiring harness was delivered to Dubai for their approval. The group loved it and guaranteed that Savvy Green (our marketing and distribution associate company in Dubai) would be given confirmation and status on the mandate (Preferred Vendor Status).

DynoGreen Tech, LLC (“DGT“) as well as Savvy Green have requested an exclusive distribution agreement to supply DynoValve products to all of Africa, Russia, and Europe. We believe it is too premature to make a commitment at this time without seeing their success with the existing countries they are currently licensed for. Although they’ve been extremely successful in a short period of time, we are hopeful and looking forward to revisiting this again during 2014. Nevertheless, if SaviCorp is awarded the UAE mandate, we could increase sales by possibly 50,000 units every 90 days or less.

LA County Fire Department:

On October 2010, a 24-month field test was concluded with the Los Angeles County Fire Department (LACoFD). LACoFD retrofitted 10 gasoline-powered vehicles with the “DynoValve®.” During the test, three vehicles were removed from service for various reasons unrelated to the beta field test. The remaining seven vehicles, after installation and adjustments to fine-tune and optimize the DynoValve® to each particular vehicle, successfully completed field-testing without any adverse impact on vehicle performance and/or maintainability. Overall, the vehicles achieved a significant reduction in emissions during the 24 months of testing.

The test vehicles exhibited substantial reductions in the following pollutants: hydrocarbons (HC), carbon monoxide (CO), and oxides of nitrogen (NOx). The LACoFD has expressed interest in testing the DynoValve Pro®, a product that is intended for use on diesel engines, as soon as the company is ready to release the product for testing and evaluation. The opportunity with the Los Angeles County Fire Department (LACoFD) is potentially very large; the agency has 190 stations with 22 battalions covering 2,200 square miles and 58 cities.

McCarthy Construction Company:

On December 9, 2010, SaviCorp announced that McCarthy Construction Company (St Louis, MO) had completed six weeks of testing on five randomly chosen vehicles from within its fleet. The results for each vehicle were significant emissions reduction, improved engine performance, and reduced fuel consumption. Following these initial results, McCarthy Construction Company decided to test an additional five vehicles at another facility. These additional tests went well, and we proceeded with the installation of our DynoValve® on some 250 vehicles that service its Newport Beach, California facility. McCarthy Construction Company believes that the device has the potential to extend the useful life of its vehicles by one or two years while also reducing the company’s fuel costs. McCarthy Construction Company employs 2,000 people and operates in all 50 states. McCarthy is headquartered in St. Louis, Missouri with regional offices in Phoenix, Arizona; Las Vegas, Nevada; Seattle, Washington; Portland, Oregon; Dallas, Texas; Sacramento, San Francisco and Newport Beach, California. The 136-year-old company is involved in large projects, having constructed airports, bridges, highways, hospitals, office buildings, retail/industrial centers, universities and research centers throughout the US. Here’s a link to a press release about McCarthy: (http://www.savicorp.com/news/23-mccarthy-construction-leaving-green-footprints-with-savicorps-dynovalve.aspx ).

North Carolina Police Department:

North Carolina’s Stallings Police Dept’s 25 Ford Crown Victoria (2011) fleet experienced a MPG Increase of 31.58% after the installation of DynoValve. This is the type of success we hope to translate into contracts with larger public service entities nationwide.

Berg Electric:

Berg Electric is another ongoing Company success story - “As a large consumer of gasoline [it’s] our hope this small step, coupled with a number of other ongoing green initiatives will, not only help reduce our operating costs, but ultimately help reduce our carbon footprint; our consumption of fossil fuels; and improve our position as a good corporate citizen in America,” stated Robert Moreno, a Berg Electric spokesperson. “The product does a good job at increasing efficiency in existing technology, with little impact and minimal up-front costs, so we see it as a cost-effective option,” Moreno continued. “It’s important to us to find green solutions and products because, we recognize our responsibility as a corporate citizen and the positive impact we can have on the communities in which we do business.” http://www.savicorp.com/news/52-savicorp-awarded-bergelectric-fleet-contract.aspx. You can read the press releases on our web

Market Options Under Active Investigation and Development

1.	Western Regional Ford Dealerships
2.	Eastern Region GM Dealerships
3.	Consolidated Edison Fleet Testing
4.	United States Postal Service Tests
5.	LAPD Ford Interceptor Tests
6.	City of Los Angeles Fleet Tests
7.	City of Fontana Police Vehicle Roundup

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

Mr. Monros has continued the process of preparing patent applications for the other versions of the DynoValve products & related IP. In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various international territories. The consideration for the agreement was guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment. The Company has entered into an agreement with DynoGreen Tech, LLC ("DGT") to sell the DynoValve products in the licensed territories. As part of the license agreement, DGT agreed to acquire 100,000,000 shares of common stock in SaviCorp for $100,000 and was provided options to acquire an additional 400,000,000 shares at $0.001 if exercised within 30 days, or $0.002 if exercised within 60 days. DGT exercised its options and acquired an additional 400,000,000 common shares for $400,000. Due to these investments, DGT is considered a related party. In addition, the stock purchase and stock options provided for in the licensing agreement were considered a sales discount. DynoValve sales to DGT totaling $715,000 in 2013 were discounted in full due to these sales discounts.

In March, 2015, the Company entered into an exclusive licensing and distribution agreement for North America with DynoValve Mfg, LLC, an affiliate of Mr. Monros. The consideration for the agreement was payment for the DynoValves acquired and a three percent (3%) royalty payment.

Competition

Numerous competing products are currently offered under various brand names. There are many fuel-saving devices currently under development by entrepreneurs and assorted technology companies whose projects are described via the World Wide Web and the Internet. In this economic environment, most consumers are looking for products that will reduce their overall fuel and vehicle operating costs while allowing them to stay within their current household budgets. Taken as a whole, however, the inventory of competitive offerings has proven to be something less than effective when retrofitted to existing rolling stock.

The industry is marked by competition in two industry segments: emission reduction and fuel efficiency. The DynoValve family of products is designed to compete within both segments. We face competition from numerous foreign and domestic companies of various sizes, most of which are larger and have greater capital resources than are currently available to SaviCorp. Competition in these areas is further complicated by possible shifts in market share due to emerging technological innovations, changes in product emphasis and applications, and new entrants with greater capabilities or better prospects.

Passive crankcase ventilation systems are mandated as part of every vehicle’s emission-control system in the US. The Environmental Protection Agency is responsible for setting emissions standards that all vehicles must meet. These emissions standards must be met by all new vehicles produced and sold in the US. All manufacturers of automobiles and light duty trucks are constantly engaged in the process of developing technologies designed to lower emissions and augment fuel efficiency.

Competing Products:

Additionally, the Company competes against other companies that develop after-market products touted to lower emissions and/or increase fuel efficiency. Some of these competitors’ products include (a) Racor’s CCV, (b) Majestic SAFE-T-PRODUCTS Refilter™, (c) Save the World Air, (d) Inc’s Mark I ZEFS device, and (e) Indigo Electronics CVS for boats. We are aware of no products that compete directly with the DynoValve. The marketplace is replete with products that compete in the realm of fuel saving products, fuel additives, and cigarette lighter plug-in devices. Examples of some of our competitors’ products include:

1.	Racor Crankcase Ventilation Device: list price: $368.00, manufactured by Parker Hannifin Corporation, Racor Division, Cleveland, Ohio 44124. Racor’s marketing literature claims that ‘…Racor CCV systems offer superior protection against contaminated crankcase blow-by and provide engine operators a highly effective solution.’ Racor provides no publicly verifiable independently tested performance results that compare with the DynoValve. During our own in-house tests of the Racor products, the patented DynoValve system demonstrates superior oil coalescence and crankcase pressure control under the most severe conditions.

2.	Refilters™ Device: Majestic Companies, Ltd. is incorporated in Maryland. No data on the device exists online. According to EDGAR online, Refilters™ could be retrofitted to existing heavy-duty diesel engines. http://sec.edgar-online.com/majestic-safe-t-products-ltd/sb-2-securities-registration-small-business/2002/11 /12/section21.aspx

3.

Mark I ZEFS Device: Save the World Air, Inc. Price: unknown. According to its manufacturer, the ZEFS devices create magnetic fields to reduce the size of the fuel molecules passing from the carburetor or center point fuel injector of the vehicle to the inlet manifold prior to combustion. They claim that this creates an atomization process that enhances the efficiency of combustion, which reduces harmful toxic emissions and increases fuel economy. ZEFS device has been granted a patent [see United States Patent Application No. 10/275946]. Save the World Air Inc. makes a Zero Emission Fuel Saver (ZEFS) technology that is intended to reduce tailpipe pollutants and increase fuel efficiency in gasoline and diesel-powered vehicles. No independently validated test results are available to confirm their claims.

RAND Corporation has conducted independent tests but cannot confirm the benefits of ZEFS. "RAND's analysis of laboratory testing data provided by Save the World Air that deals with the performance of the ZEFS device installed in vehicles found at best mixed results from the tests and therefore could not confirm the effectiveness of the technology in actual use," said Michael Toman, director of the Environment Energy and Economic Development program at RAND, which carried out the study.

4.	Atomic 4 AT-4CVS Crankcase Ventilation system device: Complete Retrofit Kit is $240.00 to $265.00 (Indigo Electronics, Williamsburg, VA 23185). The product (according to Indigo Electronics) completely eliminates Crankcase ‘smoke’. The product claims to eliminate fouling of carburetor air passages and improve overall performance. No independent test data or results have been published.

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

Employees

During 2013, we had consulting agreements with all management and staff members. We regularly utilize the services of consultants on an as-needed basis. As of May 1, 2015, the Company had 8 full time employees. In addition, we hire independent contractor labor on an as needed basis. Historically none of our employees belonged to a collective bargaining union. We have not experienced a work stoppage and historically our employee relations have been good.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net operating losses of $4,907,773 for the year ended December 31, 2013 and $4,416,000 for the year ended December 31, 2012. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. To date we have not generated any revenues from our business activities. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed.

We will require additional funds to sustain and expand our research and development activities. As of December 31, 2013, we anticipate that we will require up to approximately $2,000,000 to fund our operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.

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

In their report dated May 7, 2015, our independent auditors stated that our financial statements for the year ended December 31, 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our accumulated deficit of $290,806,761 at December 31, 2013. In addition, at December 31, 2013, we were in a negative working capital position of $10,269,512 and had a stockholders' deficit of $10,279,879. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Any patents related to the products we sell could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with competitive advantage or to prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations.

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

As of December 31, 2013, we had 5,970,327,669 shares of common stock issued and outstanding, convertible debentures outstanding that may be converted into a maximum of 2,171,917,400 shares of common stock and outstanding warrants to purchase 997,333,334 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants, may be sold pending removal of any restrictions. The sale of these shares may adversely affect the market price of our common stock.

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

As of December 31, 2013, we had 5,970,327,669 shares of common stock issued and outstanding and series A and C convertible preferred stock that may be converted into 2,171,917,400 shares of our common stock. The issuance of shares upon conversion of the series A and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Officers And Directors Owned a Significant Interest in Our Voting Stock And Investors Did Not Have Any Voice in Our Management.

As a result of ownership of convertible preferred stock, our officers and directors, in the aggregate, beneficially own approximately 8.7% of our outstanding common stock as of December 31, 2013. As a result, these stockholders, acting together, had the ability to control substantially all matters submitted to our stockholders for approval, including:

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

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our rescission offers, in terms of rescission offers accepted by shareholders, were very encouraging. We had seven rescissions offers accepted and refunded $31,000 plus interest.

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of December 31, 2013 is $784,809.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. The Company has recorded a $1,101,179 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,179.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Markets under the symbol “SVMI”.

For the periods indicated, the following table sets forth the high and low closing prices per share of common stock.

	Fiscal Year 2013
	High	Low
First Quarter	$0.0050	$0.0008
Second Quarter	$0.0080	$0.0030
Third Quarter	$0.0067	$0.0036
Fourth Quarter	$0.0038	$0.0019

	Fiscal Year 2012
	High	Low
First Quarter	$0.0135	$0.0065
Second Quarter	$0.0094	$0.0065
Third Quarter	$0.0070	$0.0030
Fourth Quarter	$0.0036	$0.0008

HOLDERS

As of April 15, 2015, we had approximately 859 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, located at 1 University Plaza, Suite 505, in Hackensack, NJ 07601.

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

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2013, the Company issued the following:

In January 2013, the Board of Directors authorized the issuance of 50,625,000 common shares to accredited and non-accredited investors for total proceeds of $20,500.

In February 2013, the Board of Directors authorized the issuance of 92,500,000 common shares to accredited and non-accredited investors for total proceeds of $43,000.

In March 2013, the Board of Directors authorized the issuance of 48,127,694 common shares to accredited and non-accredited investors for total proceeds of $40,100.

In April 2013, the Board of Directors authorized the issuance of 340,000,000 common shares to accredited and non-accredited investors for total proceeds of $322,500.

In April 2013, 27,000,000 common shares were returned in the Botkin Settlement. These shares were valued based on the common stock price on the date of settlement.

In May 2013, the Board of Directors authorized the issuance of 36,400,000 common shares to accredited and non-accredited investors for total proceeds of $18,500.

In May 2013, 14,843,750 common shares were issued in the Bingham settlement. These shares were valued based on the common stock price on the date of settlement.

In June 2013, the Board of Directors authorized the issuance of 50,000,000 common shares to accredited investors in exchange for $15,000 of convertible debt.

In January 2013, the Board of Directors authorized the issuance of 1,000,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $40,000.

In February 2013, the Board of Directors authorized the issuance of 700,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $35,000.

In March 2013, the Board of Directors authorized the issuance of 200,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $20,000.

In May 2013, the Board of Directors authorized the issuance of 3,388,500 Preferred C shares to accredited and non-accredited investors for total proceeds of $338,850.

In July 2013, the Board of Directors authorized the issuance of 200,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $10,000.

In August 2013, the Board of Directors authorized the issuance of 900,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $47,500.

In September 2013, the Board of Directors authorized the issuance of 2,250,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $137,500.

In October 2013, the Board of Directors authorized the issuance of 2,100,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $110,000.

In November 2013, the Board of Directors authorized the issuance of 3,200,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $185,000.

Throughout the year, the Board of Directors also authorized the issuance of 749,900,000 common shares, 1,351,667 Preferred A shares and 60,000 Preferred C shares for services rendered by independent contractors issuances based on the market value of the stock.

Since 2013, the Board of Directors authorized the issuance of an aggregate of 12,301,666 shares of its Preferred A shares and 298,311 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $1,824,500. In addition, the Board of Directors has authorized the issuance of an aggregate of 500,000 shares of its common stock, 1,700,000 shares of its Preferred A shares and 97,950 shares of its Preferred B shares to accredited and non-accredited investors for services rendered valued at an aggregate of $3,525,450. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Convertible Notes - Derivative Financial Instruments

The convertible notes issued to His Divine Vehicle, Inc. and DS Enterprises, Inc. in 2009, and to Steve Botkin in 2012 have been accounted for in accordance with SFAS No. 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

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

Plan of Operations

We believe that there are several critical elements for the building of a successful company that has the capacity to utilize the technology we have licensed for the implementation of immediate and long-term solutions to the global challenges of air, water, and land pollution.

1.	People - this includes a qualified board of directors, advisory board members, management, employees, sales people, project managers, installers and consultants, etc.;
2.	Projects - a credible portfolio of projects that have the appropriate risk-return ratio in order to generate potentially significant shareholder value;
3.	Capital - based upon the reputation of the people and the quality of the projects, there must be sufficient capital in order to launch the company and to provide for additional financing;
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

6.	Distribution and installation- the competitive nature of the automotive &diesel industry requires a unique approach and a significant capital commitment in order to secure the latest in hi-tech equipment to expedite large scale distribution and installation of our products.

Complete testing phases in order to secure revenues, licensing agreements, and contracts.

We are continuing to test our emission control devices on select engines in order to obtain certification and validation of our technology.

Become a technology partner to the various entities that are focused on environmental solutions.

We are presently participating in a consortium of companies with emission reduction technologies for the problem solving of both our local environmental challenges and to assist in China’s pursuit of immediate solutions to the particular needs in their environment.

Complete distribution/licensing agreements for various entities and geographic areas.

We are continuing to expand our partners both internationally and domestically through various licensing and/or distribution agreements for the sale of our products to specific industries or markets. We have continued to test our emission control devices on select engines in order to obtain validation of our technology for the target vehicles of each of these partners. Completion of these steps will lead to revenue growth and profitability for SaviCorp.

During the years ended December 31, 2013 and 2012, we had limited sales and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation as we grow sales. Additional financing will need to be obtained. Sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the year ended December 31, 2013, we generated $764,000 in gross revenues. This represented a growth of 654% over 2012 revenues of $101,362. The majority of the sales were with DynoGreen Tech (“DGT”), a distributor in the Middle East. In addition to acquiring in excess of $700,000 of DynoValve products in 2013, DGT acquired Company stock and were issued short term stock options under their licensing agreement. Under GAAP guidance, the stock options were considered a sales incentive and were netted against DGT sales with the excess value expensed as stock based compensation. DGT is considered a related party. Excluding related party revenue, sales decreased from $101,362 in 2012 to $41,475 in 2013. This was primarily because the company focused on growing international markets. Sales in 2012 mostly consisted of small fleets in the US. Despite the growth in revenue, expenses far exceed revenue as loss from operations for 2013 was $4,907,773, an increase of 11.1% over 2012 loss from operations of $4,416,000. This increase was primarily a function of expensing the options issued to DGT.

During the year ended December 31, 2013, we incurred $2,053,545 in Other Expense. During the year ended December 31, 2012, we generated $9,099,776 in Other Income. Other Income/Expense consists of change in fair value of derivative instruments, interest expense, loss on debt settlement, loss on legal settlement and change in fair value of rescission liability. The primary reason for the drop in Other Income/Expense from 2012 to 2013 was due to a negative change in the fair value of derivative instruments in 2013 compared to a positive change in fair value of derivative instruments in 2012.

Net loss for the year ended December 31, 2013 was 6,961,318. This is a drop from the net profit for the year ended December 31, 2012 of $4,683,776. The drop in net profit is primarily due to a drop in the Other Income/Expense due to a drop in the change in fair value of derivative instruments which is primarily a function of the increase of our common stock price.

At December 31, 2013, we are in a negative working capital position of $10,269,512 and had a stockholders' deficit of $10,279,879. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. We will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2013, we incurred losses from operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to expand sales.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2013, the Company had $60,612 in cash, $6,615 in accounts receivable, $51,325 in inventory, $22,233 in net fixed assets and $18,333 in pre-paid assets.

Total current liabilities were $10,406,397 as of December 31, 2013, consisting of convertible debt, net, of $715,742, derivative liabilities of $5,231,535, accounts payable and accrued liabilities of $2,388,059, notes payable of $25,778, settlement payable of $1,101,179, rescission liability of $784,809 and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $10,269,512 as of December 31, 2013.

As a result, our independent registered public accounting firm, in its report dated May 8, 2015, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $373,739 per month for the year ended December 31, 2013.

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

ITEM 7. FINANCIAL STATEMENTS.

See Financial Statements beginning on F-1 this Annual Report on Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal years ended December 31, 2013 and December 31, 2012, neither the Company nor anyone acting on its behalf has consulted with M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that M&K concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a "disagreement" or "reportable event" as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of December 31, 2013, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following information sets forth the names of our officers and directors, their present positions with us, and their biographical information.

Names:	Ages	Officer Titles	Board of Directors
Serge Monros	64	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer	Director
Phil Pisanelli	67		Director
Rudy Rodriguez	63	Secretary and Treasurer	Director

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2013, 2012, and 2011 exceeded $100,000. Of the salaries shown during 2013, 2012, and 2011, $19,300, $10,800, and $18,833 were paid. The remaining was accrued as of December 31, 2013:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

				Annual	Restricted	Options	Other
Name & Principal				Compen-	Stock	SARs	LTIP	All Other
Position	Year	Salary ($)	Bonus ($)	sation ($)	Awards($)	(#)	Payouts($)	Compensation

Serge Monros	2013	216,000	-	216,000	-	-	-	-
CEO, CFO	2012	144,000	-	144,000	-	-	-	-
	2011	144,000	-	144,000	-	-	-	-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of December 31, 2013, the number of and percent of our common stock beneficially owned by

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2013 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2013 have been exercised and converted.

Savi Media Group, Inc.
Related Parties
December 31, 2013

			Beneficially	Percent of
Name		Class	Owned(1)	Class(2)	Title or Nature of Relationship

Serge Monros	(3)	Common Stock	326,433,957	5.23%	CEO/CFO/Director
2530 S. Birch Street
Santa Ana, California 92707

Phil Pisanell	(4)	Common Stock	21,000,000	*	Director
2530 S. Birch Street
Santa Ana, California 92707

Rudy Rodriguez	(5)	Common Stock	202,000,000	3.36%	COO/Director
2530 S. Birch Street
Santa Ana, California 92707

All Officers and Directors		Common Stock	549,433,957	8.68%
As a Group (3 persons)

Cornell Capital	(6)	Common Stock	991,666,667	14.24%
101 Hudson Street, Suite 3700
Jersey City, NJ 07302

Saheed Kottoth	(7)	Common Stock	528,666,667	8.57%

Carol Ann Klove Family Trust		Preferred A	1,100,000	8.49%

Scott Kelley		Preferred A	1,000,000	7.71%

David Hayes Blanchard		Preferred A	1,000,000	7.71%

Joseph Gimbel		Preferred A	1,630,000	12.57%

Hartstein Investments, FLP		Preferred A	850,000	6.56%

Neal Shindel and Joan Dengrove Family Trust		Preferred A	1,000,000	7.71%

Lucius Blanchard Family Trust		Preferred A	2,000,000	15.43%

Alexander M. Haig Jr.		Preferred C	500,000	5.71%	Advisory Board Member

Alexander P. Haig		Preferred C	500,000	5.71%	Advisory Board Member

Rudy Rodriguez		Preferred C	500,000	5.71%	COO/Director

John Orrock		Preferred C	750,000	8.57%

Saheed Kottoth		Preferred C	2,000,000	22.84%

Chul Chung		Preferred C	1,088,500	12.43%

* Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2)	For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 5,970,327,669 common shares; 12,963,477 Preferred A Shares and 8,755,697 Preferred C Shares outstanding as of December 31, 2013.
(3)	Includes 28,514,606 shares of common stock and includes the conversion of the principal amount of 204,302 plus accrued interest through 12/31/13 of $66,141 converting into common shares at the conversion rate of $0.0003 subject to ownership limitations, owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.
(4)	Includes 11,000,000 shares of common stock and 1,000,000 shares of common stock underlying series A convertible preferred stock.
(5)	Includes 152,000,000 shares of common stock and 50,000,000 shares of common stock underlying series C convertible preferred stock.
(6)	Includes 991,666,667 warrants to acquire common stock at an exercise price of $0.0003.
(7)	Includes 328,666,667 shares of common stock and 200,000,000 shares of common stock underlying series C convertible preferred stock.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

As of December 31, 2013, we were authorized to issue up to 6,000,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2013, there were 5,970,327,669 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

We have engaged WorldWide Stock Transfer, LLC as independent transfer agent or registrar.

PREFERRED STOCK

We are authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2013, there were 12,963,477 shares of series A preferred stock issued and outstanding and 8,755,697 shares of series C preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Nevada.

The series A and series C preferred stock provides for conversion on the basis of 100 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A and series C preferred stock vote their shares on an as-converted basis. Holders of the series A and series C preferred stock participates on distribution and liquidation pari passu with the holders of the common stock. We have also filed certificates of Designation for series B preferred stock but no stock of this class has been issued as of December 31, 2013. The series B preferred stock provides for conversion on the basis of 10,000 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series B preferred stock vote their shares on an as-converted basis. Holders of the series B preferred stock participates on distribution and liquidation pari passu with the holders of the common stock.

WARRANTS

In connection with a repayment agreement dated July 28, 2011, we issued YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at a price of $0.0119.

The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stocks. The exercise price was reset on August 8, 2011 to $0.0005. The exercise price was reset on January 30, 213 to $0.0003 and the number of warrants increased to 991,666,667.

In May 2010, the Company issued 5,000,000 warrants at an exercise price of $0.01 exercisable for a period of 5 years to a law firm for services rendered.

In April 2012, the Company issued 666,667 warrants at an exercise price of $0.015 exercisable for a period of six months to a law firm for services rendered.

In May 2013 as part of the DynoGreen Tech licensing agreement for the Middle East, the Company issued 400,000,000 warrants at an exercise price of $0.001 if exercised within 30 days and an exercise price of $0.002 if exercised within 60 days. All these warrants were exercised within 30 days.

OPTIONS

Gene-Cell, Inc. and Redwood Entertainment Group, Inc. periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates range from February, 2012 through July, 2012. There are no stock options outstanding as of December 31, 2013.

CONVERTIBLE SECURITIES

On December 15, 2009, the Company converted accounts payable due to His Divine Vehicle, Inc. and DS Enterprises, Inc. into convertible promissory notes. The notes bear interest at 8%, matured on April 15, 2010, and convert into common shares at the conversion rate of $0.003 subject to anti-dilution protection. In August, 2011, the conversion rate was reset to $0.0005. In January, 2013, the conversion rate was reset to $0.0003.

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

In March, 2015, the Company entered into a seven (7) year Master Distribution Agreement with Dynovalve Mfg, LLC, the current holder of the patents for the DynoValve products and related IP and a related party to Mr. Monros, our CEO. The agreement is an exclusive agreement for North America, China, Korea and the Middle East and a non-exclusive agreement for the rest of the world. The consideration for the agreement was payment for products acquired and a three percent (3%) royalty payment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2013 and 2012, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $44,000 and $14,000, respectively.

Audit Related

Our auditors billed us $44,000 and $0 for audited related work during fiscal years 2013 and 2012, respectively.

Tax Fees

Our auditors billed us $0 and $0 for tax related work during fiscal years 2013 and 2012, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2013 or 2012.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: May 11, 2015	By: /s/ SERGE MONROS
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

Name	Position	Date

/s/ SERGE MONROS Serge Monros	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Director	May 11, 2015

/s/ PHIL PISANELLI Phil Pisanelli	Director	May 11, 2015

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Chief Operating Officer and Director	May 11, 2015

SAVICORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

SaviCorp

We have audited the accompanying balance sheets of SaviCorp (the “Company”) as of December 31, 2013 and December 31, 2012 and the related statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaviCorp as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, has negative working capital, and has a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 8, 2015

SaviCorp

BALANCE SHEETS

December 31, 2012 and 2013

	December 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$60,612		$10,839
Accounts Receivable	6,615		261
Inventory	51,325		100,147
Prepaid expenses	18,333		76,422
Total current assets:	136,885		187,669

Long term assets:
Net fixed assets	22,233		14,785

Total assets	$159,118		$202,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$511,440		$526,440
Related party convertible debt, net of unamortized discount of $0 and $0, in default	$204,302		204,302
Notes payable, in default	10,778		10,778
Notes payable, related party, in default	15,000		15,000
Accounts payable and accrued liabilities	2,388,059		1,965,634
Related party accounts payable	–		244,945
Accounts payable assumed in recapitalization	159,295		159,295
Settlements payable	1,101,179		1,580,252
Rescission Liability	784,809		2,183,544
Derivative liabilities - embedded derivatives	3,848,923		1,198,628
Derivative liabilities - warrants	1,382,612		321,680
Total current liabilities	10,406,397		8,410,498

Long term liabilities:
Convertible debt, net of unamortized discount of $0 and $0	32,600		36,003

Total liabilities	10,438,997		8,446,501

Commitments and contingencies	–		–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value,19,000,000 and 10,000,000 shares authorized, 12,963,477 and 5,953,233 issued and outstanding at December 31, 2013 and 2012, respectively	12,963	\	5,953
Series B convertible preferred stock; $0.001 par value,10,000,000 shares authorized, none issued and outstanding	–		–
Series C convertible preferred stock; $0.001 par value,10,000,000 shares authorized, 8,755,697 and 4,409,609 issued and outstanding at December 31, 2013 and 2012, respectively	8,756		4,409
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 5,970,327,669 and 4,756,016,619 shares issued and outstanding at December 31, 2013 and 2012, respectively	5,970,328		4,756,017
Stock payable	1,420,384		1,406,768
Additional paid-in capital	273,114,451		269,428,248
Accumulated deficit	(290,806,761)		(283,845,442)

Total stockholders' deficit	(10,279,879)		(8,244,047)

Total liabilities and stockholders' deficit	$159,118		$202,454

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Revenue	$41,475	$101,362

Cost of Goods Sold	464,384	70,312

Gross Profit	(422,909)	31,050

Operating costs and expenses:
General and administrative expenses	$4,484,864	$4,447,050

Loss from operations	$(4,907,773)	$(4,416,000)

Other income and (expenses):
Gain/(loss) on debt settlement	104,669	(928,000)
(Loss) on legal settlement	479,073	(1,580,252)
Change in fair value of financial instruments	(3,950,096)	13,896,345
Change in fair value of rescission liability	1,398,735	(2,183,544)
Interest expense	(85,926)	(104,773)

Total other income and (expenses), net	(2,053,545)	9,099,776

Net profit (loss)	$(6,961,318)	$4,683,776

Weighted average shares outstanding	5,733,919,110	4,348,806,962
Weighted average shares outstanding-diluted	5,733,919,110	5,385,091,162

Net profit (loss) per common share - basic	$(0.00)	$0.00
Net profit (loss) per common share - diluted	$(0.00)	$0.00

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From December 31, 2011 to December 31, 2013

							Additional
	Preferred Stock A		Preferred Stock C		Common Stock		Paid-In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance at December 31, 2011	6,312,733	$6,313	6,014,942	$6,015	3,598,834,936	$3,598,835	$264,112,848	$1,981,768	$(288,529,219)	$(18,823,440)
Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	414,343,445	414,344	2,826,695	–	–	3,241,039
Stock Options issued for consulting services	–	–	–	–	–	–	770	–	–	770
Common and preferred stock issued for cash under Regulation D offering	–	–	100,000	100	344,355,238	344,355	327,045	–	–	671,500
Conversion of Preferred A to common	(359,500)	(360)	–	–	35,950,000	35,950	(35,590)	–	–	–
Conversion of Preferred C to common	–	–	(1,705,333)	(1,706)	170,533,000	170,533	(168,827)	–	–	–
Conversion of debt for common	–	–	–	–	142,000,000	142,000	1,813,407	–	–	1,955,407
Imputed interest on related party debt	–	–	–	–	–	–	26,900	–	–	26,900
Common stock repaid by Company	–	–	–	–	50,000,000	50,000	525,000	(575,000)	–	–
Net income	–	–	–	–	–	–	–	–	4,683,776	4,683,776
Balance at December 31, 2012	5,953,233	$5,953	4,409,609	$4,409	4,756,016,619	$4,756,017	$269,428,248	$1,406,768	$(283,845,442)	$(8,244,047)
Common and preferred stock issued in exchange for consulting services and employee compensation	1,351,667	1,352	60,000	60	749,900,000	749,900	1,189,705	–	–	1,941,017

Common and preferred stock issued for cash under Regulation D offering	9,450,000	9,450	4,488,500	4,489	567,652,694	567,653	786,858	–	–	1,368,450
Conversion of Preferred A to common	(300,000)	(300)	–	–	30,000,000	30,000	(29,700)	–	–	–
Conversion of debt for common	–	–	–	–	50,000,000	50,000	131,708	–	–	181,708
Stock Options issued with license agreement	–	–	–	–	–	–	1,500,683	–	–	1,500,683
Imputed interest on related party debt	–	–	–	–	–	–	13,261	–	–	13,261
Stock bought back from investors	–	–	–	–	(3,500,000)	(3,500)	(10,500)	–	–	(14,000)
Net stock received in settlement agreements	–	–	–	–	(12,156,250)	(12,156)	(53,475)	–	–	(65,631)
Common stock repaid by Company	–	–	–	–	78,414,606	78,414	773,354	(851,768)	–	–
Common and preferred stock loaned to Company	(3,491,423)	(3,491)	(202,412)	(202)	(246,000,000)	(246,000)	(615,691)	865,384	–	–
Net income	–	–	–	–	–	–	–	–	(6,961,318)	(6,961,318)
Balance at December 31, 2013	12,963,477	$12,963	8,755,697	$8,756	5,970,327,669	$5,970,328	$273,114,451	$1,420,384	$(290,806,761)	$(10,279,879)

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net profit (loss)	(6,961,318)	4,683,776
Adjustments to reconcile net income to net profit (loss) to net cash used by operating activities:
Compensatory common, preferred stock and warrant issuances	3,441,699	3,241,809
Imputed interest	13,261	26,900
Interest expense recognized on issuance and through accretion of discount on debt	7,810	3,027
Change in fair value of derivatives	3,950,096	(13,896,345)
Change in fair value of rescission and legal liability	(1,877,808)	2,183,544
(Gain) Loss on extinguishment of debt	(104,669)	928,000
(Gain) Loss on legal settlement	–	1,580,252
Depreciation expense	6,359	2,727
Changes in operating assets and liabilities:
Changes in accounts receivable	(6,354)	600
Changes in inventory	48,822	57,469
Changes in pre-paid assets	58,089	(59,753)
Changes in related party accounts payable	(244,945)	(69,507)
Changes in accounts payable and accrued liabilities	479,488	459,925
Net cash used by operating activities	(1,189,470)	(857,576)

Cash flows from investing activities:
Acquisition of equipment	(13,807)	(17,512)
Net cash used in investing activities	(13,807)	(17,512)

Cash flows from financing activities:
Proceeds (net payments) from (on) notes payable	(101,400)	214,000
Stock purchases	(14,000)	–
Proceeds from sale of common and preferred stock	1,368,450	671,500
Net cash provided by financing activities	1,253,050	885,500

Net increase (decrease) in cash and cash equivalents	49,773	10,412
Cash and cash equivalents at beginning of year	10,839	427
Cash and cash equivalents at end of year	60,612	10,839

The accompanying notes are an integral part of the financial statements

SAVI CORP

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash equivalents of $10,839 as of December 31, 2012 and $60,612 as of December 31, 2013.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $3,241,809 and $3,441,699 for the years ended December 31, 2012 and 2013, respectively.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.

These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2013, the Company had limited resources. At December 31, 2013, the Company is in a negative working capital position of $10,269,512 and has a stockholders' deficit of $10,279,879. Additionally, as of December 31, 2013 the Company faced substantial challenges to future success as follows:

•	The Company is delinquent on critical liabilities such as payments to key consultants.
•	The Company does not generate sufficient revenue to cover its expenses.
•	The Company does not have committed funding to cover its cash flow deficits.

Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The goals of the Company will require a significant amount of capital and there can be no assurances that the Company will be able to raise adequate short-term capital to sustain its current operations, or that the Company can raise adequate long-term capital from private placement of its common or preferred stock or private debt to emerge from its current status. There can also be no assurances that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, including:

•	The Company's ability to obtain adequate sources of funding to sustain it during its growth stage.

•	The ability of the Company to successfully produce and market its gasoline and diesel engine emission reduction device in a manner that will allow it to ultimately achieve adequate profitability and positive cash flows to sustain its operations.

In order to address its ability to continue as a going concern, implement its business plan and fulfill commitments made in connection with its agreement for acquisition of patent rights, the Company hopes to raise additional capital from sale of its common and preferred stock. Sources of funding may not be available on terms that are acceptable to the Company and its stockholders, or may include terms that will result in substantial dilution to existing stockholders.

3.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at December 31, 2013 and 2012, consisted of the following:

	2013	2012

Trade accounts payable	$838,701	$526,760
Accrued wages payable	1,289,565	1,230,227
Accrued interest expense	259,793	208,647

	$2,388,059	$1,965,634

4.	Accounts Payable and Accrued Liabilities – Related Party

The $15,000 amount due at December 31, 2012 and December 31, 2013 consist of $10,000 to Serge Monros and $5,000 to Greg Sweeney for payments made on behalf of the Company related to the Herrera Settlement.

5.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

6.	Settlement Payable

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. The Company has recorded a $1,101,179 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,179.

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

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our rescission offers, in terms of rescission offers accepted by shareholders, were very encouraging. We had seven rescissions offers accepted and refunded $21,000 plus interest.

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of December 31, 2013 is $784,809.

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

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2011 to December 31, 2013:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2011	$10,189,518	$6,041,518	$16,231,036
Change in Fair Value due to Settlement/Issuance	71,024	-	71,024
Change due to Exercise/Conversion	(885,407)	-	(885,407)
Change in Fair Value	(8,176,507)	(5,719,838)	(13,896,345)
Fair value at December 31, 2012	$1,198,628	$321,680	$1,520,308
Change due to Exercise/Conversion	(238,869)	-	(238,869)
Change in Fair Value	2,889,164	1,060,932	3,950,096
Fair value at December 31, 2013	$3,848,923	$1,382,612	$5,231,535

For the year ended December 31, 2013, net derivative loss was $3,950,096. For the year ended December 31, 2012, net derivative income was $13,896,345.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	2013	2012
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.10%-0.38%	.16%-0.25%
Volatility	193%	152%
Maturity dates	0.57-2.41 years	0.0-2.54 years
Stock Price	0.0026	0.0010

The Cornell warrants issued on 7/24/11 (initial 25,000,000 warrants with an exercise price of $0.0119 and an expiration date of 7/10/14 reset to 991,666,667 warrants at $0.0003) had a term remaining of 0.56 years at 12/31/13. The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of 12/31/12 and 12/31/13.

9.	Convertible Debt

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.000228) subject to anti-dilution protection. This note was in default as of December 31, 2013 due to lack of payment upon maturity.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at December 31, 2013 and December 31, 2012:

	2013	2012

Contractual balance, in default	$511,440	$526,440
Less unamortized discount	–	–

Convertible debt	$511,440	$526,440

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

During 2012, $62,000 of principal was converted to 62,000,000 shares of common stock. During 2013, $15,000 of principal was converted to 50,000,000 shares of common stock.

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.000228) subject to anti-dilution protection. This note was in default as of December 31, 2013 due to lack of payment upon maturity.

Following is an analysis of convertible debt - related party at December 31, 2013 and December 31, 2012:

	2013	2012

Contractual balance, in default	$204,302	$204,302
Less unamortized discount	–	–

Convertible debt	$204,302	$204,302

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

Following is an analysis of convertible debt due Steve Botkin at December 31, 2013 and December 31, 2012:

	2013	2012

Contractual balance	$–	$104,000
Less unamortized discount	–	(67,997)

Convertible debt	$32,600	$36,003

This note is considered a derivative instrument due to the variable conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($71,024 at issuance). A settlement agreement was reached with Botkin on April 8, 2013. The Company made a cash payment of $36,400, received 27,000,000 shares of common stock from Botkin, issued a note payable to Botkin for $67,600. In addition, Botkin waived $9,251 in accrued interest. The Company booked a $137,325 gain on settlement of this debt based on the common stock price and the fair value of the derivative liability on the date of settlement.

10.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of December 31, 2013 and December 31, 2012 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

The Company issued Steve Botkin a note payable of $80,000 for accrued and unpaid wages. On 2/7/12, the Company issued Steve Botkin 80,000,000 shares as full consideration for the note payable. Based on the market price of the stock at the time of issuance, the Company recorded a loss on settlement of $928,000.

11.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Net income/(loss) before income taxes	$(6,961,318)	$4,683,776

The components of the Company's deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Liabilities
Loss carry-forwards	$4,239,943	$3,719,426
Valuation allowance	(4,239,943)	(3,719,426)
	$–	$–

At December 31, 2013, the Company had generated US net operating loss carry-forwards of approximately $4,239,943 which will expire in various years between 2014 and 2033. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At December 31, 2013 and December 31, 2012, the Company has no uncertain tax positions.

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

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our rescission offers, in terms of rescission offers accepted by shareholders, were very encouraging. We had seven rescissions offers accepted and refunded $31,000 plus interest.

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of 12/31/13 is $784,809.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. The Company has recorded a $1,101,179 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,179.

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on an annual basis from CEE, LLC, for $110,000 per year.

13.	Stockholders' Equity

Common Stock

Following is a description of transactions affecting common stock for the years ended December 31, 2012 and 2013.

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

Year Ended December 31, 2013

In January 2013, the Board of Directors authorized the issuance of 50,625,000 common shares to accredited and non-accredited investors for total proceeds of $20,500.

In February 2013, the Board of Directors authorized the issuance of 92,500,000 common shares to accredited and non-accredited investors for total proceeds of $43,000.

In March 2013, the Board of Directors authorized the issuance of 48,127,694 common shares to accredited and non-accredited investors for total proceeds of $40,100.

In April 2013, the Board of Directors authorized the issuance of 340,000,000 common shares to accredited and non-accredited investors for total proceeds of $322,500.

In April 2013, 27,000,000 common shares were returned in the Botkin Settlement. These shares were valued based on the common stock price on the date of settlement.

In May 2013, the Board of Directors authorized the issuance of 36,400,000 common shares to accredited and non-accredited investors for total proceeds of $18,500.

In May 2013, 14,843,750 common shares were issued in the Bingham settlement. These shares were valued based on the common stock price on the date of settlement.

In June 2013, the Board of Directors authorized the issuance of 50,000,000 common shares to accredited investors in exchange for $15,000 of convertible debt.

Throughout the year, the Board of Directors also authorized the issuance of 749,900,000 common shares for services rendered by independent contractors issuances based on the market value of the stock.

Throughout the year, 300,000 Preferred A shares were converted to 30,000,000 common shares.

Throughout the year, 3,500,000 common shares were bought back for $14,000.

Throughout the year, 246,000,000 common shares were loaned to the company and 78,414,606 common shares were issued to repay stock payable.

Stock Options

Gene-Cell, Inc., the company, used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates ranged from March, 2012 through July, 2012. There are no stock options outstanding as of December 31, 2013.

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan as of December 31, 2013.

Stock Warrants

In connection with the a repayment agreement, we agreed to issue to YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at an exercise price of $0.0119. The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stock. The exercise price was reset on August 8, 2011 to $0.0005 and the number of warrants increased to 595,000,000. The exercise price was reset on January 30, 2013 to $0.0003 and the number of warrants increased to 991,666,667.

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

In May 2013 as part of the DynoGreen Tech licensing agreement for the Middle East, the Company issued 400,000,000 warrants at an exercise price of $0.001 if exercised within 30 days and an exercise price of $0.002 if exercised within 60 days. All these warrants were exercised within 30 days.

As of December 31, 2013 the following warrants remain outstanding:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
991,666,667	$0.0003	0.56
5,000,000	0.0100	1.33
666,667	0.0150	0.76

997,333,334	$0.0004

Preferred Stock

During the year ended December 31, 2005, the Company set preferences for its Series A, B and C preferred stock. The Company is authorized to issue 40,000,000 shares of preferred stock, $0.01 par value per share. At December 31, 2011 the Company had 6,312,733 shares of series A preferred stock issued and outstanding and 6,014,942 shares of series C preferred stock issued and outstanding. The Company’s preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors.

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

Following is a description of transactions affecting preferred stock for the years ended December 31, 2012 and 2013.

Year Ended December 31, 2012

In June 2012, the Board of Directors authorized the issuance of 100,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $10,000.

Throughout the year, 359,500 Preferred A shares and 1,705,333 Preferred C shares were converted to 206,483,000 common shares.

Year Ended December 31, 2013

In January 2013, the Board of Directors authorized the issuance of 1,000,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $40,000.

In February 2013, the Board of Directors authorized the issuance of 700,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $35,000.

In March 2013, the Board of Directors authorized the issuance of 200,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $20,000.

In May 2013, the Board of Directors authorized the issuance of 3,388,500 Preferred C shares to accredited and non-accredited investors for total proceeds of $338,850.

In July 2013, the Board of Directors authorized the issuance of 200,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $10,000.

In August 2013, the Board of Directors authorized the issuance of 900,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $47,500.

In September 2013, the Board of Directors authorized the issuance of 2,250,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $137,500.

In October 2013, the Board of Directors authorized the issuance of 2,100,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $110,000.

In November 2013, the Board of Directors authorized the issuance of 3,200,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $185,000.

Throughout the year, 300,000 Preferred A shares were converted to 30,000,000 common shares.

Throughout the year, the Board of Directors also authorized the issuance of 1,351,667 Preferred A shares and 60,000 Preferred C shares for services rendered by independent contractors issuances based on the market value of the stock.

Throughout the year, 3,491,423 Preferred A shares and 202,412 Preferred C shares were loaned to the company.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at December 31, 2013

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	1,296,347,700
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	875,569,700

Total	2,171,917,400

Other Equity Transactions

Year Ended December 31, 2012

Interest was imputed on non-interest bearing related party debt in the amount of $26,900 and credited to additional paid in capital.

Year Ended December 31, 2013

Interest was imputed on non-interest bearing related party debt in the amount of $13,261 and credited to additional paid in capital.

14.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2013 and 2012.

During 2007, 2008, 2009, 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2012, the Company owed HDV $244,956 and Serge Monros $570,367 in accrued wages. At December 31, 2013, the Company had a receivable from HDV of $13,386 and owed Serge Monros $767,067 in accrued wages.

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

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0003) subject to anti-dilution protection. The note matured and is currently in default due to lack of payment at maturity.

In January, 2013, His Divine Vehicle loaned 196,000,000 common shares, 3,491,423 Preferred A shares and 202,412 Preferred C shares to the Company.

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

In 2013, we have made major inroads in the Middle Eastern country of Dubai and others. We have a 5 year licensing agreement with DynoGreen Tech (“DGT”) that we entered into in 2013. Regarding our progress, our original commitment for 2,000 DynoValves (sold at $250 each) equate to $500,000. In order for DGT to fulfill and maintain this 5 year licensing agreement, they are required to purchase 500 additional DynoValves per quarter (an additional 2,000 DynoValves / $500,000 per year) for a total of $2,500,000 over a 5 year span. With the initial investment of $500,000, this totals $3,000,000 for their 5 year licensing agreement. We have already delivered 2,000 of those DynoValves. The areas that are included in this agreement are UAE, Dubai, Malaysia, India, and Africa. DGT has not made any additional purchases since 2013 and thus has not met their minimum volume requirements for 2014 or the first quarter of 2015.

As part of the license agreement, DGT agreed to acquire 100,000,000 shares of common stock in SaviCorp for $100,000 and was provided options to acquire an additional 400,000,000 shares at $0.001 if exercised within 30 days, or $0.002 if exercised within 60 days. DGT exercised its options and acquired an additional 400,000,000 common shares for $400,000. Due to these investments, DGT is considered a related party. In addition, the stock purchase and stock options provided for in the licensing agreement were considered a sales discount. DynoValve sales to DGT totaling $715,000 in 2013 were discounted in full due to these sales discounts.

15.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2013 and 2012, the Company engaged in various non-cash investing and financing activities as follows:

	2013	2012
Settlement of Convertible Debt and Derivative Liabilities with common stock	$181,708	$1,955,407

Conversion of Preferred Stock into Common Stock	$30,000	$206,483

Preferred Stock Loaned/Common Stock Issued for Stock Payable	$171,279	$(575,000)

During the years ended December 31, 2013 and 2012, the Company made no interest payments and no income tax payments.

16.	Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2013, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2013 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$5,231,535	$(3,950,096)
Settlements Payable	–	1,101,179	–	479,073
Rescission Liability	–	784,809	–	1,398,735
Fair Value at December 31, 2013	$–	$1,885,988	$5,231,535	$(2,072,288)

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$1,520,308	$13,896,345
Settlements Payable	–	1,580,252	–	(1,580,252)
Rescission Liability	–	2,183,544	–	(2,183,544)
Fair Value at December 31, 2012	$–	$3,763,796	$1,520,308	$10,132,549

17.	Subsequent Events.

Stock Issuances:

Since 2013, the Board of Directors authorized the issuance of an aggregate of 21,301,666 shares of its Preferred A shares and 298,311 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $1,824,500. In addition, the Board of Directors has authorized the issuance of an aggregate of 500,000 shares of its common stock, 1,700,000 shares of its Preferred A shares and 97,950 shares of its Preferred B shares to accredited and non-accredited investors for services rendered valued at an aggregate of $3,525,450. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of 12/31/13 is $784,809.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants have sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempts to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. The Company has recorded a $1,101,179 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,179.

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

In March, 2015, the Company entered into a seven (7) year Master Distribution Agreement with Dynovalve Mfg, LLC, the holder of the patents for the DynoValve products and related IP. The agreement is an exclusive agreement for North America, China, Korea and the Middle East and a non-exclusive license worldwide. The consideration for the agreement was payment for products acquired and a three percent (3%) royalty payment.

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

