Form 10-K
period 2014-12-31
SaviCorp
filed 2015-06-19
CIK 1096637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the closing price on June 30, 2014, was $13,873,791.

As of June 16, 2015 there were 6,280,561,383 shares of issuer’s common stock outstanding.

SAVICORP

FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

In 2014, SaviCorp continued to expand its revenue from new business activities in international markets. We were still devoting substantial efforts to business planning and the search for sources of capital to fund our efforts. We have acquired all rights to certain technology for the production of a gasoline and diesel engine emission reduction device which we believe delivers superior emission reduction technology and operating performance. This technology is an emission reduction device believed to reduce harmful exhaust emissions in gasoline and diesel engines, and increase fuel efficiency.

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

In 2013, we have made major inroads in the United Arab Emirates and others. We have a 5 year licensing agreement with DynoGreen Tech (“DGT”) that we entered into in 2013. Regarding our progress, our original commitment for 2,000 DynoValves (sold at $250 each) equate to $500,000. In order for DGT to fulfill and maintain this 5 year licensing agreement, they are required to purchase 500 additional DynoValves per quarter (an additional 2,000 DynoValves / $500,000 per year) for a total of $2,500,000 over a 5 year span. With the initial investment of $500,000, this totals $3,000,000 for their 5 year licensing agreement. We have already delivered 2,000 of those DynoValves. The areas that are included in this agreement are UAE, Malaysia, India, and Africa. DGT has not made any additional purchases since 2013 and thus has not met their minimum volume requirements for 2014 or the first quarter of 2015.

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

The new cap is now being tested at our corporate headquarters in Santa Ana, CA. We have vehicles travelling all over California to ensure performance is as effective as our standard DynoValve, when connected directly to the vehicle’s crankcase ventilation system. We have provided a few DynoCaps to DGT to demonstrate how the compatibility issue has been resolved, and provided samples for their own testing with the device in their own countries. A provisionary patent and trademarks for the name have been filed with the US Trade and Patent Office and a PCT will be filed for the whole world.

The second issue is the wiring harness, which was originally created for the USA and met compliance regulations according to American standards. The Department of Standardization and the UAE affiliates did not approve of the exposed colored wires. As a result, we modified the wiring harness and completely molded all the connectors, improving the appearance which is actually beneficial for us. This brand new wiring harness was delivered to DGT for their approval. The group loved it and guaranteed 100% that Savvy Green (our associate company in Dubai) would be given confirmation and status on the mandate (Preferred Vendor Status).

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

Dubai - Licensed Product Marketing:

In 2013, we made major inroads in the Middle Eastern country of the United Arab Emirates and others. The Company executed a 5-year licensing agreement with Dubai-based DynoGreen Tech, LLC (“DGT”) in Q2. The original licensing commitment provided for the purchase and sale of 2,000 DynoValves (sold at $250 each), which equates to an initial order of $500,000. In order for DGT to fulfill and maintain this 5-year licensing agreement, they are obliged to purchase 500 additional DynoValves per quarter (an additional 2,000 DynoValves / $500,000 per year) for a total of $2,500,000 over a 5-year span. With the initial investment of $500,000, this totals a $3,000,000 commitment for their 5-year licensing agreement. The first order of 2,000 DynoValves has been delivered. The Exclusive Marketing and License Agreement includes 10 sub-classes of territories which include UAE, Malaysia, India, and Africa.

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

The wiring harness originally created for use in the USA met compliance regulations according to American standards. However, the Department of Standardization and the UAE affiliates did not approve of the exposed colored wires supplied with the product. As a result, we modified the wiring harness and completely molded all the connectors, improving the units appearance. This new architecture for the wiring harness was delivered to DGT for their approval. The group loved it and guaranteed that Savvy Green (our marketing and distribution associate company in Dubai) would be given confirmation and status on the mandate (Preferred Vendor Status).

DGT as well as Savvy Green have requested an exclusive distribution agreement to supply DynoValve products to all of Africa, Russia, and Europe. We believe it is too premature to make a commitment at this time without seeing their success with the existing countries they are currently licensed for. Nevertheless, if SaviCorp is awarded the UAE mandate, we could increase sales by possibly 50,000 units every 90 days or less.

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

Market Options Under Active Investigation and Development:

1.	Western Regional Ford Dealerships
2.	Eastern Region GM Dealerships
3.	Consolidated Edison Fleet Testing
4.	United States Postal Service Tests
5.	LAPD Ford Interceptor Tests
6.	City of Los Angeles Fleet Tests
7.	City of Fontana Police Vehicle Roundup

Suppliers

We currently have all of the production completed by His Divine Vehicle (“HDV”), a related entity owned by our CEO Serge Monros as determined by our licensing agreements.

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

In March, 2015, the Company entered into an exclusive licensing and distribution agreement for North America, China, the Middle East and South Korea and a non-exclusive license worldwide with DynoValve Mfg, LLC, an affiliate of Mr. Monros. The consideration for the agreement was payment for the DynoValves acquired and a three percent (3%) royalty payment.

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

Employees

During 2014, we had consulting agreements with all management and staff members. We regularly utilize the services of consultants on an as-needed basis. As of June 1, 2015, the Company had 8 full time employees. In addition, we hire independent contractor labor on an as needed basis. Historically none of our employees belonged to a collective bargaining union. We have not experienced a work stoppage and historically our employee relations have been good.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net operating losses of $9,494,263 for the year ended December 31, 2014 and $6,961,318 for the year ended December 31, 2013. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. To date we have not generated any revenues from our business activities. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed.

We will require additional funds to sustain and expand our research and development activities. As of December 31, 2014, we anticipate that we will require up to approximately $2,000,000 to fund our operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.

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

In their report dated June 3, 2015, our independent auditors stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our accumulated deficit of $300,301,024 at December 31, 2014. In addition, at December 31, 2014, we were in a negative working capital position of $14,242,023 and had a stockholders' deficit of $14,220,829. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

As of December 31, 2014, we had 5,982,260,958 shares of common stock issued and outstanding, convertible debentures outstanding that may be converted into a maximum of 3,387,656,900 shares of common stock and outstanding warrants to purchase 130,000,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants, may be sold pending removal of any restrictions. The sale of these shares may adversely affect the market price of our common stock.

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

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Series A and C Convertible Preferred Stock and the Issuance of Shares Upon Conversion of the Series A, B and C Convertible Preferred Stock Would Cause Immediate and Substantial Dilution to Our Existing Stockholders.

As of December 31, 2014, we had 5,982,260,958 shares of common stock issued and outstanding and series A, B and C convertible preferred stock that may be converted into 6,379,603,967 shares of our common stock. The issuance of shares upon conversion of the series A, B and C convertible preferred stock would result in substantial dilution to the interests of other stockholders.

Our Directors can re-elect the Board And Investors Did Not Have Any Voice in Our Management.

On May 26, 2015, SaviCorp filed a Certificate of Designation with the Nevada Secretary of State establishing a Series D Preferred Stock ("Series D Preferred"); par value $0.001 per share..  Series D Preferred allows for the issuance of up to ten shares of super voting stock, one share to each member of the Company's Board of Directors.  Series D Preferred shares constitute 50.1% of the outstanding voting shares of the Company at any time they are voted in a Shareholder meeting or as part of a Shareholder consent without a meeting.  They can be voted to increase the authorized common shares of the Company, to re-elect the Board of Directors and for other purposes as reasonably determined by the Board of Directors.  Series D Preferred shares are automatically revoked when the Shareholder meeting is concluded.

As a result of the Board’s ability to issue Series D Preferred stock, our directors collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We currently lease our 40,000 square foot corporate headquarters located at 2530 South Birch Street, Santa Ana, CA 92707. Our telephone number at that office is (877) 611-7284 and our facsimile number is (714) 641-7113. The lease is for a one-year period with an annual lease payment of $110,000. We believe that these facilities are adequate for our current and immediately foreseeable operating needs.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of December 31, 2014 is $444,833.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to a written consent of a majority of stockholders dated May 28, 2015, in lieu of a special meeting of the stockholders, the majority of stockholders approved the following actions:

1.	To elect three directors to the Company's Board of Directors, to hold office until their successors are elected and qualified or until their earlier resignation or removal;

2.	To amend the Company's Articles of Incorporation, as amended, to:

(a)	increase the number of authorized shares of common stock, par value $.001 per share (the “Common Stock”), of the Company from 6,000,000,000 shares to 8,000,000,000 shares;

There have been no stockholders meeting since May 28, 2015.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Markets under the symbol “SVMI”.

For the periods indicated, the following table sets forth the high and low closing prices per share of common stock.

	Fiscal Year 2014
	High	Low
First Quarter	$0.0035	$0.0025
Second Quarter	$0.0029	$0.0020
Third Quarter	$0.0070	$0.0018
Fourth Quarter	$0.0063	$0.0033

	Fiscal Year 2013
	High	Low
First Quarter	$0.0050	$0.0008
Second Quarter	$0.0080	$0.0030
Third Quarter	$0.0067	$0.0036
Fourth Quarter	$0.0038	$0.0019

HOLDERS

As of June 1, 2015, we had approximately 858 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, located at 1 University Plaza, Suite 505, in Hackensack, NJ 07601.

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

RECENT SALE OF UNREGISTERED SECURITIES

For the year ended December 31, 2014, the Company issued the following:

In January 2014, the Board of Directors authorized the issuance of 1,703,333 Preferred A shares to accredited and non-accredited investors for total proceeds of $95,000.

In February 2014, the Board of Directors authorized the issuance of 2,850,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $150,000.

In March 2014, the Board of Directors authorized the issuance of 200,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $10,000.

In April 2014, the Board of Directors authorized the issuance of 4,916,666 Preferred A shares to accredited and non-accredited investors for total proceeds of $187,500.

In May 2014, the Board of Directors authorized the issuance of 300,000 Preferred A shares and 6,250 Preferred B shares to accredited and non-accredited investors for total proceeds of $40,000.

In June 2014, the Board of Directors authorized the issuance of 6,667 Preferred A shares to accredited and non-accredited investors for total proceeds of $1,000.

In July 2014, the Board of Directors authorized the issuance of 250,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $25,000.

In August 2014, the Board of Directors authorized the issuance of 25,000 Preferred B shares to accredited and non-accredited investors for total proceeds of $100,000.

In September 2014, the Board of Directors authorized the issuance of 1,975,000 Preferred A shares and 45,056 Preferred B shares to accredited and non-accredited investors for total proceeds of $305,000.

In October 2014, the Board of Directors authorized the issuance of 100,000 Preferred A shares and 36,500 Preferred B shares to accredited and non-accredited investors for total proceeds of $175,000.

In November 2014, the Board of Directors authorized the issuance of 25,000 Preferred B shares to accredited and non-accredited investors for total proceeds of $100,000.

In December 2014, the Board of Directors authorized the issuance of 22,040 Preferred B shares to accredited and non-accredited investors for total proceeds of $81,000.

Throughout the year, the Board of Directors also authorized the issuance of 500,000 common shares, 1,700,000 Preferred A shares and 94,950 Preferred B shares for services rendered by independent contractors. These issuances were valued based on the market value of the stock totaling $3,496,150.

Since 2014, the Board of Directors authorized the issuance of an aggregate of 172,214 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $695,000. In addition, the Board of Directors has authorized the issuance of an aggregate of 47,500 shares of its Preferred B shares to accredited and non-accredited investors for services rendered valued at an aggregate of $1,710,000. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

The public entity we used to recapitalize was originally incorporated as Becniel in 1986 and subsequently adopted name changes to Tzaar Corporation, Gene-Cell, Inc., Redwood Energy Group, Inc., Redwood Entertainment Group, Inc., Savi Media Group, Inc., and finally to SaviCorp.

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

During the years ended December 31, 2014 and 2013, we had limited sales and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation as we grow sales. Additional financing will need to be obtained. Sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the year ended December 31, 2013, we generated $764,000 in gross revenues. The majority of the sales were with DynoGreen Tech (“DGT”), a distributor in the Middle East. In addition to acquiring in excess of $700,000 of DynoValve products in 2013, DGT acquired Company stock and were issued short term stock options under their licensing agreement. Under GAAP guidance, the stock options were considered a sales incentive and were netted against DGT sales with the excess value expensed as stock based compensation. DGT is considered a related party. Due to this discount to sales, the gross profit for 2013 was negative as the costs of goods related to the sales were expensed. Excluding related party revenue, sales decreased from $41,475 in 2013 to $26,164 in 2014. This was primarily because the company focused on growing international markets, specifically focus was shifted to implementing the China license agreement with Beijing FlyingGlob. In addition, during 2014, expenses far exceed revenue as loss from operations for 2014 was $5,199,107, an increase of 5.9% over 2013 loss from operations of $4,907,773.

During the year ended December 31, 2014, we incurred $4,295,156 in Other Expense. During the year ended December 31, 2013, we incurred $2,053,545 in Other Expense. Other Expense consists of change in fair value of derivative instruments, interest expense, loss on debt settlement, loss on legal settlement and change in fair value of rescission liability. The primary reason for the increase in Other Expense from 2013 to 2014 was due to the loss on debt settlement and a reduction in the change in the fair value of the rescission liability compared to 2013.

Net loss for the year ended December 31, 2014 was 9,494,263. This is a drop from the net loss for the year ended December 31, 2013 of $6,961,318. The drop in net profit is primarily due to an increase in the Other Expense as discussed above.

At December 31, 2014, we are in a negative working capital position of $14,242,023 and had a stockholders' deficit of $14,220,829. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. We will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional capital is assigned will generate revenues at all.

Plan of Operation

During the year ended December 31, 2014, we incurred losses from operations and we expect to require additional cash of approximately $2,000,000 over the next twelve months. Those funds will be used to expand sales.

Our plan of operations will require sources of funding that may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of December 31, 2014, the Company had $32,373 in cash, no accounts receivable, $249,593 in inventory, $21,194 in net fixed assets and $27,833 in pre-paid assets.

Total current liabilities were $14,551,822 as of December 31, 2014, consisting of convertible debt, net, of $715,742, derivative liabilities of $9,039,061, accounts payable and accrued liabilities of $2,976,798, notes payable of $25,778, settlement payable of $1,101,179, rescission liability of $444,833 and accounts payable assumed in recapitalization of $159,295.

We had a negative working capital of $14,242,023 as of December 31, 2014.

As a result, our independent registered public accounting firm, in its report dated June 3, 2015, has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $373,739 per month for the year ended December 31, 2014.

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

ITEM 7. FINANCIAL STATEMENTS.

See Financial Statements beginning on F-1 this Annual Report on Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal years ended December 31, 2014 and December 31, 2013, neither the Company nor anyone acting on its behalf has consulted with M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that M&K concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a "disagreement" or "reportable event" as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of December 31, 2014, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2014, 2013, and 2012 exceeded $100,000. Of the salaries shown during 2014, 2013, and 2012, $51,954, $19,300, and $10,800 were paid. The remaining was accrued as of December 31, 2014:

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Name & Principal Position	Year	Salary ($)	Bonus ($)	Annual Compensation ($)	Restricted Stock Awards($)	Options SARs (#)	Other LTIP Payouts($)	All Other Compensation

Serge Monros	2014	240,000	–	240,000	–	–	–	–
CEO, CFO	2013	216,000	–	216,000	–	–	–	–
	2012	144,000	–	144,000	–	–	–	–

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

Option/Stock Appreciation Right Grants in 2014

None.

Aggregate Option/SAR Exercises in 2013 and December 31, 2014 Option Values

None.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by holders	–	–	25,000,000

Equity compensation plans not approved by security holders	–	–	–
Total	–	–	25,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of December 31, 2014, the number of and percent of our common stock beneficially owned by

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

•	by each person who is known by us to beneficially own more than 5% of each of our preferred stock classes;

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2014 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2014 have been exercised and converted.

Name		Class	Beneficially Owned(1)	Percent of Class(2)	Title or Nature of Relationship

Serge Monros	(3)	Common Stock	298,514,822	4.80%	CEO/CFO/Director
2530 S. Birch Street
Santa Ana, California 92707

Phil Pisanell	(4)	Common Stock	31,000,000	*	Director
2530 S. Birch Street
Santa Ana, California 92707

Rudy Rodriguez	(5)	Common Stock	202,000,000	3.35%	COO/Director
2530 S. Birch Street
Santa Ana, California 92707

All Officers and Directors As a Group (3 persons)		Common Stock	531,514,822	8.42%

Lucius Blanchard	(6)	Common Stock	1,450,000,000	19.51%

Clarke Family Trust	(7)	Common Stock	964,000,000	14.27%

Joseph Gimbel	(8)	Common Stock	676,900,000	10.26%

Saheed Kottoth	(9)	Common Stock	528,666,667	8.55%

Neal Shindel & Joan Dengrove	(10)	Common Stock	315,000,000	5.00%

Saheed Kottoth		Common Stock	328,666,667	5.49%

Lucius Blanchard		Preferred A	4,500,000	16.14%

Joseph Gimbel		Preferred A	3,490,000	12.52%

Neal Shindel & Joan Dengrove		Preferred A	2,625,000	9.42%

Ira Gaines		Preferred A	1,666,666	5.98%

Lucius Blanchard		Preferred B	100,000	36.42%

Clarke Family Trust		Preferred B	77,500	28.22%

Joseph Gimbel		Preferred B	14,290	5.20%

Saheed Kottoth		Preferred C	2,000,000	23.65%

Chul Chung		Preferred C	1,088,500	12.87%

John Orrock		Preferred C	750,000	8.87%

Alexander M. Haig Jr.		Preferred C	500,000	5.91%	Advisory Board Member

Rudy Rodriguez		Preferred C	500,000	5.91%	COO/Director

Alexander P. Haig		Preferred C	433,000	5.12%	Advisory Board Member

* Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding includes 5,982,260,958 common shares; 27,880,143 Preferred A Shares; 274,602 Preferred B Shares and 8,455,697 Preferred C Shares outstanding as of December 31, 2014.

(3)	Includes 28,514,606 shares of common stock and includes the conversion of the principal amount of $204,302 plus accrued interest through 12/31/14 of $82,486 converting into common shares at the conversion rate of $0.0003 subject to ownership limitations, owned by His Divine Vehicle, Inc., of which Mr. Monros is the Chief Executive Officer.

(4)	Includes 21,000,000 shares of common stock and 10,000,000 shares of common stock underlying series A convertible preferred stock.

(5)	Includes 152,000,000 shares of common stock and 50,000,000 shares of common stock underlying series C convertible preferred stock.

(6)	Includes 450,000,000 shares of common stock underlying series A convertible preferred stock and 1,000,000,000 shares of common stock underlying series B convertible preferred stock.

(7)	Includes 189,000,000 shares of common stock and 775,000,000 shares of common stock underlying series B convertible preferred stock.

(8)	Includes 60,000,000 shares of common stock and 349,000,000 shares of common stock underlying series A convertible preferred stock and 142,900,000 shares of common stock underlying series B convertible preferred stock and 125,000,000 warrants to acquire common stock at an exercise price of $0.0004.

(9)	Includes 328,666,667 shares of common stock and 200,000,000 shares of common stock underlying series C convertible preferred stock.

(10)	Includes 262,500,000 shares of common stock and 52,500,000 shares of common stock underlying series B convertible preferred stock.

Series A, B, C and D Voting Rights

Each share of Series A, B and C convertible preferred stock shall be entitled to cast that number of votes per share as is equal to the number of votes that holder would be entitled to cast had such holder converted his shares into shares of Common Stock on the record date for such vote. Each share of Series A and Series C convertible preferred stock is convertible into 100 shares of common stock. Each share of Series B convertible preferred stock is convertible into 10,000 shares of common stock.

Series D Preferred Shares are authorized to vote on matters such as an increase in the authorized common shares and re-election of Board members. The Series D Preferred Shares, when cast at a Shareholder meeting or included within a Shareholder Consent constitute 50.1% of the outstanding voting shares of the Company.

DESCRIPTION OF SECURITIES

COMMON STOCK

As of December 31, 2014, we were authorized to issue up to 6,000,000,000 shares of Common Stock, $0.001 par value. As of December 31, 2014, there were 5,982,260,962 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

We have engaged Worldwide Stock Transfer, LLC as independent transfer agent or registrar.

PREFERRED STOCK

We are authorized to issue 40,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2014, there were 27,880,143 shares of series A preferred stock issued and outstanding, 274,602 shares of series B preferred stock issued and outstanding, and 8,455,697 shares of series C preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Nevada.

The series A and series C preferred stock provides for conversion on the basis of 100 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series A and series C preferred stock vote their shares on an as-converted basis. The series B preferred stock provides for conversion on the basis of 10,000 shares of common stock for each share of preferred stock converted, with conversion at the option of the holder or mandatory conversion upon restructure of the common stock and holders of the series B preferred stock vote their shares on an as-converted basis. Holders of the series A, series B and series C preferred stock participates on distribution and liquidation pari passu with the holders of the common stock.

WARRANTS

In connection with a repayment agreement dated July 28, 2011, we issued YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at a price of $0.0119.

The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stocks. The exercise price was reset on August 8, 2011 to $0.0005. The exercise price was reset on January 30, 213 to $0.0003 and the number of warrants increased to 991,666,667. The holder exercised 80,362,450 warrants on a cashless basis and were issued 71,433,289 shares of common stock. The remaining warrants expired on July 24, 2014.

In May 2010, the Company issued 5,000,000 warrants at an exercise price of $0.01 exercisable for a period of 5 years to a law firm for services rendered. These warrants expire on May 1, 2015.

In April 2012, the Company issued 666,667 warrants at an exercise price of $0.015 exercisable for a period of six months to a law firm for services rendered. These warrants expired on October 4, 2014.

In May 2013 as part of the DynoGreen Tech licensing agreement for the Middle East, the Company issued 400,000,000 warrants at an exercise price of $0.001 if exercised within 30 days and an exercise price of $0.002 if exercised within 60 days. All these warrants were exercised within 30 days.

In December 2014, as part of a private placement, the company issued 125,000,000 warrants at an exercise price of $0.0004 for a period of one year.

OPTIONS

There are no stock options outstanding as of December 31, 2013 or December 31, 2014.

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

On July 20, 2014, the Company issued a convertible promissory note in the amount of $15,000 to Lamar Pierce. The note bears interest of $2,500 for the first thirty days and 12% per thirty days thereafter. The note was converted in Series B convertible preferred stock on December 20, 2014 based on a common share conversion rate of $0.0003.

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

In March, 2015, the Company entered into a seven (7) year Master Distribution Agreement with DynoValve Mfg, LLC, the current holder of the patents for the DynoValve products and related IP and a related party to Mr. Monros, our CEO. The agreement is an exclusive agreement for North America, China, South Korea and the Middle East and a non-exclusive agreement for the rest of the world. The consideration for the agreement was payment for products acquired and a three percent (3%) royalty payment.

We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, filed March 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (the “Commission”) on June 27, 2005 and incorporated herein by reference.

3.2	Amendment to the Articles of Incorporation, as amended and restated, filed April 22, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference

3.3	Certificate of Designation of Series A Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.4	Certificate of Designation of Series B Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.5	Certificate of Designation of Series C Preferred Stock, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.6	By-laws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

3.7	Certificate of Designation of Series D Preferred Stock, filed as an exhibit to the Form 8-K filed with the Commission on June 5, 2015 and incorporated herein by reference.

3.8	Certificate of Amendment to the Articles of Incorporation, filed as an exhibit to the Form 8-K filed with the Commission on June 5, 2015 and incorporated herein by reference.

4.2	Secured Convertible Debenture issued to Cornell Capital Partners, L.P., dated July 10, 2006, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.3	Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.4	Warrant to purchase 1,000,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.5	Warrant to purchase 300,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.6	Warrant to purchase 200,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.7	Warrant to purchase 150,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.8	Warrant to purchase 100,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference

4.9	Warrant to purchase 60,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.10	Warrant to purchase 40,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.11	Warrant to purchase 30,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.12	Warrant to purchase 20,000,000 shares of Common Stock, dated July 10, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.13	Registration Rights Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.14	Security Agreement, dated July 10, 2006, by and between Savi Media Group, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

4.15	Pledge and Escrow Agreement, dated July 10, 2006, by and among Savi Media Group, Inc., Cornell Capital Partners L.P., New Creation Outreach, Inc. and David Gonzalez, Esq. as escrow agent., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 14, 2006 and incorporated herein by reference.

10.1	Agreement, dated as of April 6, 2005, by and between the Company and His Divine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

10.2	Agreement, dated as of June 17, 2005, amending the April 6, 2005 agreement between the Company and His Divine Vehicle, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 27, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2014 and 2013, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $20,000 and $44,000, respectively.

Audit Related

Our auditors billed us $20,000 and $44,000 for audited related work during fiscal years 2014 and 2013, respectively.

Tax Fees

Our auditors billed us $0 and $0 for tax related work during fiscal years 2014 and 2013, respectively.

All Other Fees

Our auditors did not bill us for any other services during fiscal years 2014 or 2013.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVI MEDIA GROUP, INC.

Date: June 17, 2015	By: /s/ SERGE MONROS
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

Name	Position	Date

/s/ SERGE MONROS Serge Monros	Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Director	June 17, 2015

/s/ PHIL PISANELLI Phil Pisanelli	Director	June 17, 2015

/s/ RUDY RODRIGUEZ Rudy Rodriguez	Chief Operating Officer and Director	June 17, 2015

SAVICORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

SaviCorp

We have audited the accompanying balance sheets of SaviCorp (the “Company”) as of December 31, 2014 and December 31, 2013 and the related statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaviCorp as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 17, 2015

SaviCorp

BALANCE SHEETS

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$32,373	$60,612
Accounts Receivable	–	6,615
Inventory	249,593	51,325
Prepaid expenses	27,833	18,333
Total current assets:	309,799	136,885

Long term assets:
Net fixed assets	21,194	22,233

Total assets	$330,993	$159,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$511,440	$511,440
Related party convertible debt, net of unamortized discount of $0 and $0, in default	204,302	204,302
Notes payable, $10,778 in default	99,914	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	2,976,798	2,388,059
Accounts payable assumed in recapitalization	159,295	159,295
Settlements payable	1,101,179	1,101,179
Rescission Liability	444,833	784,809
Derivative liabilities - embedded derivatives	8,788,254	3,848,923
Derivative liabilities - warrants	250,807	1,382,612
Total current liabilities	14,551,822	10,406,397

Long term liabilities:
Convertible debt, net of unamortized discount of $0 and $0	–	32,600

Total liabilities	14,551,822	10,438,997

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 28,000,000 shares authorized, 27,880,143 and 12,963,477 issued and outstanding at December 31, 2014 and 2013, respectively	27,880	12,963
Series B convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, 274,602 and 0 issued and outstanding at December 31, 2014 and 2013, respectively	275	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,455,697 and 8,755,697 issued and outstanding at December 31, 2014 and 2013, respectively	8,456	8,756
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 5,982,260,958 and 5,970,327,673 shares issued and outstanding at December 31, 2014 and 2013, respectively	5,982,261	5,970,328
Stock payable	1,420,384	1,420,384
Additional paid-in capital	278,640,939	273,114,451
Accumulated deficit	(300,301,024)	(290,806,761)

Total stockholders' deficit	(14,220,829)	(10,279,879)

Total liabilities and stockholders' deficit	$330,993	$159,118

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013

Revenue	$26,164	$41,475

Cost of Goods Sold	25,368	464,384

Gross Profit	796	(422,909)

Operating costs and expenses:
General and administrative expenses	$5,199,903	$4,484,864

Loss from operations	$(5,199,107)	$(4,907,773)

Other income and (expenses):
Gain/(loss) on debt settlement	(441,959)	104,669
Gain on legal settlement	–	479,073
Change in fair value of financial instruments	(4,012,010)	(3,950,096)
Change in fair value of rescission liability	339,976	1,398,735
Interest expense	(181,163)	(85,926)

Total other income and (expenses), net	(4,295,156)	(2,053,545)

Net profit (loss)	$(9,494,263)	$(6,961,318)

Weighted average shares outstanding	5,948,153,156	5,733,919,110
Weighted average shares outstanding-diluted	5,948,153,156	5,733,919,110

Net profit (loss) per common share - basic	$(0.00)	$(0.00)
Net profit (loss) per common share - diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From December 31, 2012 to December 31, 2014

									Additional
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance at December 31, 2012	5,953,233	$5,953	–	$–	4,409,609	$4,409	4,756,016,619	$4,756,017	269,428,248	$1,406,768	(283,845,442)	$(8,244,047)

Common stock issued in exchange for consulting services and employee compensation	1,351,667	1,352	–	–	60,000	60	749,900,000	749,900	1,189,705	–	–	1,941,017

Common and preferred stock issued for cash under Regulation D offering	9,450,000	9,450	–	–	4,488,500	4,489	567,652,694	567,653	786,858	–	–	1,368,450

Conversion of Preferred A to common	(300,000)	(300)	–	–	–	–	30,000,000	30,000	(29,700)	–	–	–

Conversion of debt for common	–	–	–	–	–	–	50,000,000	50,000	131,708	–	–	181,708

Stock options issued with license agreement	–	–	–	–	–	–	–	–	1,500,683	–	–	1,500,683

Imputed interest on related party debt	–	–	–	–	–	–	–	–	13,261	–	–	13,261

Stock bought back from investors	–	–	–	–	–	–	(3,500,000)	(3,500)	(10,500)	–	–	(14,000)

Net stock received in settlement agreements	–	–	–	–	–	–	(12,156,250)	(12,156)	(53,475)	–	–	(65,631)

Common stock repaid by Company	–	–	–	–	–	–	78,414,606	78,414	773,354	(851,768)	–	–

Common and preferred stock loaned to Company	(3,491,423)	(3,491)	–	–	(202,412)	(202)	(246,000,000)	(246,000)	(615,691)	865,384	–	–

Net income	–	–	–	–	–	–	–	–	–	–	(6,961,318)	(6,961,318)

Balance at December 31, 2013	12,963,477	$12,963	–	$–	8,755,697	$8,756	5,970,327,669	$5,970,328	273,114,451	$1,420,384	(290,806,761)	$(10,279,879)

Common stock issued in exchange for consulting services and employee compensation	1,700,000	1,700	94,950	95	–	–	500,000	500	3,493,855	–	–	3,496,150

Common and preferred stock issued for cash under Regulation D offering	12,301,666	12,302	159,846	160	–	–	–	–	1,257,038	–	–	1,269,500

Conversion of common to Preferred A	700,000	700	–	–	–	–	(70,000,000)	(70,000)	69,300	–	–	–

Shares issued with debt	215,000	215	–	–	–	–	–	–	60,135	–	–	60,350

Imputed interest on related party debt	–	–	–	–	–	–	–	–	3,409	–	–	3,409

Stock issued upon exercise of warrants	–	–	–	–	–	–	71,433,289	71,433	93,128	–	–	164,561

Stock bought back from shareholders	–	–	–	–	–	–	(20,000,000)	(20,000)	3,000	–	–	(17,000)

Tainted warrants and convertible debt issued	–	–	–	–	–	–	–	–	(330,112)	–	–	(330,112)

Conversion of Preferred C to common	–	–	–	–	(300,000)	(300)	30,000,000	30,000	(29,700)	–	–	–

Conversion of debt for Preferred B	–	–	19,806	20	–	–	–	–	906,435	–	–	906,455

Net income	–	–	–	–	–	–	–	–	–	–	(9,494,263)	(9,494,263)

Balance at December 31, 2014	27,880,143	$27,880	274,602	$275	8,455,697	$8,456	5,982,260,958	$5,982,261	278,640,939	$1,420,384	(300,301,024)	$(14,220,829)

The accompanying notes are an integral part of the financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net profit(loss)	(9,494,263)	(6,961,318)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Compensatory common, preferred stock and warrant issuances	3,496,150	3,441,699
Interest imputed	3,409	13,261
Interest expense recognized on issuance and through accretion of discount on debt	72,890	7,810
Change in fair value of derivatives	4,012,010	3,950,096
Change in fair value of rescission liability	(339,976)	(1,877,808)
(Gain) Loss on extinguishment of debt	441,959	(104,669)
(Gain) Loss on legal settlement		–
Depreciation expense	9,032	6,359
Changes in operating assets and liabilities:
Changes in accounts receivable	6,615	(6,354)
Changes in related party receivable	–
Changes in inventory	(198,268)	48,822
Changes in pre-paid assets	(9,500)	58,089
Changes in related party accounts payable	–	(244,945)
Changes in accounts payable and accrued liabilities	603,200	479,488
Net cash used by operating activities	(1,396,742)	(1,189,470)
Cash flows from investing activities:
Acquisition of equipment	(7,993)	(13,807)
Net cash used in investing activities	(7,993)	(13,807)
Cash flows from financing activities:
Proceeds from note payable	263,999	–
Principal payments on debt	(140,003)	(101,400)
Stock purchases	(17,000)	(14,000)
Proceeds from sale of common stock	1,269,500	1,368,450
Net cash provided by financing activities	1,376,496	1,253,050
Net increase (decrease) in cash and cash equivalents	(28,239)	49,773
Cash and cash equivalents at beginning of year	60,612	10,839
Cash and cash equivalents at end of year	32,373	60,612

The accompanying notes are an integral part of the financial statements

SAVI CORP

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash equivalents of $60,612 as of December 31, 2013 and $32,373 as of December 31, 2014.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $3,441,699 and $3,496,150 for the years ended December 31, 2013 and 2014, respectively.

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

New Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for the Company in the first quarter of 2013. The update primarily impacted our disclosures and did not have a material impact on our financial position, results of operations or cash flows.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued an accounting standards update which requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The update was effective in the first quarter of 2014. The update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

Pushdown Accounting

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014.  The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

2.	Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2014, the Company had limited resources. At December 31, 2014, the Company is in a negative working capital position of $14,242,023 and has a stockholders' deficit of $14,220,829. Additionally, as of December 31, 2014 the Company faced substantial challenges to future success as follows:

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

3.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at December 31, 2014 and 2013, consisted of the following:

	2014	2013

Trade accounts payable	$1,110,576	$838,701
Accrued wages payable	1,541,309	1,289,565
Accrued interest expense	324,913	259,793

	$2,976,798	$2,388,059

4.	Accounts Payable and Accrued Liabilities – Related Party

The $15,000 amount due at December 31, 2013 and December 31, 2014 consist of $10,000 to Serge Monros and $5,000 to Greg Sweeney for payments made on behalf of the Company related to the Herrera Settlement.

5.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

6.	Settlement Payable

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempted to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. As of December 31, 2014 and 2013, the Company has recorded a $1,101,179 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,179. The lawsuit has been settled and dismissed.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of December 31, 2014 and 2013 is $444,833, and $784,809 respectively.

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

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2012 to December 31, 2014:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2012	$1,198,628	$321,680	$1,520,308
Change due to Exercise/Conversion	(238,869)	–	(238,869)
Change in Fair Value	2,889,164	1,060,932	3,950,096
Fair value at December 31, 2013	$3,848,923	$1,382,612	$5,231,535
Change due to Issuance	79,623	265,489	345,112
Change due to Exercise/Conversion	(385,035)	(164,561)	(549,596)
Change in Fair Value	5,244,743	(1,232,733)	4,012,010
Fair value at December 31, 2014	$8,788,254	$250,807	$9,039,061

For the year ended December 31, 2014, net derivative loss was $4,012,010. For the year ended December 31, 2013, net derivative loss was $3,950,096.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	2014	2013
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.25%-0.67%	.10%-0.38%
Volatility	151%	193%
Maturity dates	0.99-2.41 years	0.57-2.41 years
Stock Price	0.0038	0.0026

The Cornell warrants issued on July 24, 2011 (initial 25,000,000 warrants with an exercise price of $0.0119 and an expiration date of July 20, 2014 reset to 991,666,667 warrants at $0.0003) had a term remaining of 0.56 years at December 31, 2013 and expired partially exercised by December 31, 2014. The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of December 31, 2013 and December 31, 2014. The Pierce convertible note converted into series B Preferred shares as of December 20, 2014.

9.	Convertible Debt

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.000228) subject to anti-dilution protection. This note was in default as of December 31, 2013 and December 31, 2014 due to lack of payment upon maturity.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at December 31, 2014 and December 31, 2013:

	2014	2013

Contractual balance, in default	$511,440	$511,440
Less unamortized discount	–	–

Convertible debt	$511,440	$511,440

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

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.000228) subject to anti-dilution protection. This note was in default as of December 31, 2013 and December 31, 2014 due to lack of payment upon maturity.

Following is an analysis of convertible debt - related party at December 31, 2014 and December 31, 2013:

	2014	2013

Contractual balance, in default	$204,302	$204,302
Less unamortized discount	–	–

Convertible debt	$204,302	$204,302

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

Following is an analysis of convertible debt due Steve Botkin at December 31, 2014 and December 31, 2013:

	2014	2013

Contractual balance	$–	$32,600
Less unamortized discount	–	–

Convertible debt	$–	$32,600

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

Lamar Pierce:

On July 10, 2014, the Company entered into a $15,000 convertible promissory note with Lamar Pierce. The note bears interest of $2,500 for the first month and 12% per thirty days thereafter, matures on August 10, 2014 and converts into common shares at the rate of $0.0003.

This note is considered a tainted derivative instrument due to the fact that the company does not have sufficient authorized unissued shares to share settle the debt. The Company recorded a derivative liability upon issuance which resulted in the note discount ($15,000 at issuance). The Holder converted the note into 9,306 shares of series B preferred shares on December 20, 2014.

10.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of December 31, 2014 and December 31, 2013 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

On March 25, 2014, the Company issued Chul Chung a promissory note in exchange for $20,000. The note matured on September 25, 2014 and bears interest at 12% per year. The Company issued 15,000 series A preferred shares as consideration for the loan. The shares were valued at $4,350 and are a debt discount amortized over the life of the note. The note is currently in default.

On April 3, 2014, the Company issued John Fromberg a promissory note in exchange for $25,000. The note accrues interest at 22.9% per year. The note was paid in full during the third quarter of 2014.

On June 12, 2014, the Company issued Carole Klove a promissory note in exchange for $20,000. The note matures on June 12, 2015 and bears interest of 12% per year.

On September 4, 2014, the Company issued David Blanchard a promissory note in exchange for $50,000. The note matures on March 4, 2015 and bears interest at 15% per year. The Company issued 200,000 series A preferred shares as consideration for the loan. The shares issued were valued at $56,000 and were considered a debt discount. The Company booked $6,000 in interest expense upon origination and a $50,000 debt discount which was amortized over the life of the note. The note was converted to series B preferred stock on November 18, 2014. The Company booked a loss on conversion of $441,959.

On July 17, 2014, the Company issued Cash Call, Inc. a promissory note in the amount of $35,000. The note matures on August 1, 2024 and bears interest at 94% per year. The note included a $3,500 origination fee. The note was paid in full on October 20, 2014.

On November 14, 2014, the Company issued Cash Call, Inc. a promissory note in the amount of $50,000. The note matures on December 1, 2024 and bears interest at 94% per year. The note included a $2,500 origination fee.

11.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Net income/(loss) before income taxes	$(9,494,263)	$(6,961,318)

The components of the Company's deferred tax assets at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets
Liabilities
Loss carry-forwards	$4,854,603	$4,239,943
Valuation allowance	(4,854,603)	(4,239,943)
	$–	$–

At December 31, 2014, the Company had generated US net operating loss carry-forwards of approximately $4,854,603 which will expire in various years between 2015 and 2034. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At December 31, 2014 and December 31, 2013, the Company has no uncertain tax positions.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of December 31, 2014 and 2013 is $444,833 and $784,809 respectively.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempted to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. At December 31, 2014 and 2013, the Company has recorded a $1,101,179 and $1,101,179 liability respectively based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,179. The lawsuit has been settled and dismissed.

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on an annual basis from CEE, LLC, for $110,000 per year.

13.	Stockholders' Equity

Common Stock

Following is a description of transactions affecting common stock for the years ended December 31, 2013 and 2014.

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

In April 2013, 27,000,000 common shares were returned in the Botkin Settlement. These shares were valued based on the common stock price on the date of settlement totaling $116,100.

In May 2013, the Board of Directors authorized the issuance of 36,400,000 common shares to accredited and non-accredited investors for total proceeds of $18,500.

In May 2013, 14,843,750 common shares were issued in the Bingham settlement. These shares were valued based on the common stock price on the date of settlement. The Company recorded a loss on settlement of $32,656.

In June 2013, the Board of Directors authorized the issuance of 50,000,000 common shares to accredited investors in exchange for $15,000 of convertible debt and the related $166,708 derivative liability. The Company recorded no gain or loss on the transaction.

Throughout the year, the Board of Directors also authorized the issuance of 749,900,000 common shares for services rendered by independent contractors. The issuances were valued based on the market value of the stock totaling 1,231,300.

Throughout the year, 300,000 Preferred A shares were converted to 30,000,000 common shares. There was no gain or loss on this transaction.

Throughout the year, 3,500,000 common shares were bought back for $14,000.

Throughout the year, 246,000,000 common shares were loaned to the company and 78,414,606 common shares were issued to repay stock payable.

Year Ended December 31, 2014

In March 2014, 71,433,289 shares were issued upon the cashless exercise of 80,362,450 warrants.

Throughout the year, the Board of Directors also authorized the issuance of 500,000 common shares for services rendered by independent contractors. These issuances were valued based on the market value of the stock totaling $1,050.

Throughout the year, 70,000,000 common shares were converted to 700,000 Preferred A shares.

Throughout the year, 300,000 Preferred C shares were converted to 30,000,000 common shares. There was no gain or loss on this transaction.

Throughout the year, 20,000,000 common shares were bought back for $17,000.

Stock Options

There are no stock options outstanding as of December 31, 2013 or December 31, 2014.

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan as of December 31, 2014.

Stock Warrants

In connection with the a repayment agreement, we agreed to issue to YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at an exercise price of $0.0119. The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stock. The exercise price was reset on August 8, 2011 to $0.0005 and the number of warrants increased to 595,000,000. The exercise price was reset on January 30, 2013 to $0.0003 and the number of warrants increased to 991,666,667. The holder exercised 80,362,450 warrants on a cashless basis and were issued 71,433,289 shares of common stock. The remaining warrants expired on July 24, 2014.

The Company issued 5,000,000 warrants in May 2010 to a law firm for services rendered valued at $137,000 using a Black-Scholes-Merton model using the following inputs (0.0% dividend yield, stock price of $0.0274, risk-free rate of 2.43%, volatility of 417%, 5 year remaining term). The warrants expire in five years with an exercise price of $0.01.

The Company issued 666,667 warrants with an exercise price of $0.015 in April 2012 to a law firm for services rendered valued at $770 using a lattice model using the following inputs (0.0% dividend yield, stock price of $0.009, risk-free rate of 0.53%, volatility of 139%, 2.5 year remaining term). The warrants expired unexercised on October 4, 2014.

In May 2013 as part of the DynoGreen Tech licensing agreement for the Middle East, the Company issued 400,000,000 warrants at an exercise price of $0.001 if exercised within 30 days and an exercise price of $0.002 if exercised within 60 days. All these warrants were exercised within 30 days.

In December, 2014 as part of a private placement, the Company issued 125,000,000 warrants to an investor at an exercise price of $0.0004. The warrants expire on December 29, 2015. The warrants are a tainted derivative liability and were valued using a lattice model with the following inputs (0.0% dividend yield, stock price of $0.0036, risk-free rate of 0.25%, volatility of 151%, 1 year term).

As of December 31, 2014 the following warrants remain outstanding:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
5,000,000	0.0100	0.33
125,000,000	0.0004	0.99

130,000,000	$0.0008

Preferred Stock

During the year ended December 31, 2005, the Company set preferences for its Series A, B and C preferred stock. The Company is authorized to issue 40,000,000 shares of preferred stock, $0.001 par value per share. At December 31, 2012 the Company had 5,953,233 shares of series A preferred stock issued and outstanding and 4,409,609 shares of series C preferred stock issued and outstanding. The Company’s preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors.

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

Following is a description of transactions affecting preferred stock for the years ended December 31, 2013 and 2014.

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

Throughout the year, 300,000 Preferred A shares were converted to 30,000,000 common shares. There was no gain or loss on this transaction.

Throughout the year, the Board of Directors also authorized the issuance of 1,351,667 Preferred A shares and 60,000 Preferred C shares for services rendered by independent contractors. These issuances were valued based on the market value of the stock totaling $709,717.

Throughout the year, 3,491,423 Preferred A shares and 202,412 Preferred C shares were loaned to the company.

Year Ended December 31, 2014

In January 2014, the Board of Directors authorized the issuance of 1,703,333 Preferred A shares to accredited and non-accredited investors for total proceeds of $95,000.

In February 2014, the Board of Directors authorized the issuance of 2,850,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $150,000.

In March 2014, the Board of Directors authorized the issuance of 200,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $10,000.

In April 2014, the Board of Directors authorized the issuance of 4,916,666 Preferred A shares to accredited and non-accredited investors for total proceeds of $187,500.

In May 2014, the Board of Directors authorized the issuance of 300,000 Preferred A shares and 6,250 Preferred B shares to accredited and non-accredited investors for total proceeds of $40,000.

In June 2014, the Board of Directors authorized the issuance of 6,667 Preferred A shares to accredited and non-accredited investors for total proceeds of $1,000.

In July 2014, the Board of Directors authorized the issuance of 250,000 Preferred A shares to accredited and non-accredited investors for total proceeds of $25,000.

In August 2014, the Board of Directors authorized the issuance of 25,000 Preferred B shares to accredited and non-accredited investors for total proceeds of $100,000.

In September 2014, the Board of Directors authorized the issuance of 1,975,000 Preferred A shares and 45,056 Preferred B shares to accredited and non-accredited investors for total proceeds of $305,000.

In October 2014, the Board of Directors authorized the issuance of 100,000 Preferred A shares and 36,500 Preferred B shares to accredited and non-accredited investors for total proceeds of $175,000.

In November 2014, the Board of Directors authorized the issuance of 25,000 Preferred B shares to accredited and non-accredited investors for total proceeds of $100,000.

In December 2014, the Board of Directors authorized the issuance of 22,040 Preferred B shares to accredited and non-accredited investors for total proceeds of $81,000.

Throughout the year, 70,000,000 common shares were converted to 700,000 Preferred A shares. There was no gain or loss on these transactions.

Throughout the year, 300,000 Preferred C shares were converted to 30,000,000 common shares. There was no gain or loss on these transactions.

Throughout the year, 215,000 Preferred A shares were issued to lenders as consideration for issuing debt to the Company.

Throughout the year, 19,806 Preferred B shares were issued to lenders upon conversion of $77,919 in debt, $1,452 in accrued interest and the related derivative liability of $385,035. A loss of $441,959 was recorded on these transactions.

Throughout the year, the Board of Directors also authorized the issuance of 1,700,000 Preferred A shares and 94,950 Preferred B shares for services rendered by independent contractors. These issuances were valued based on the market value of the stock totaling $3,495,100.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at December 31, 2014

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	2,788,014,300
Series B Preferred Stock convertible to common stock on a 10,000 for 1 basis	2,746,020,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	845,569,700

Total	6,379,604,000

Other Equity Transactions

Year Ended December 31, 2013

Interest was imputed on non-interest bearing related party debt in the amount of $13,261 and credited to additional paid in capital.

Year Ended December 31, 2014

Interest was imputed on non-interest bearing related party debt in the amount of $3,409 and credited to additional paid in capital.

14.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the years ended December 31, 2014 and 2013.

During 2007, 2008, 2009, 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2012, the Company owed HDV $244,956 and Serge Monros $570,367 in accrued wages. At December 31, 2014, the Company owed HDV of $25,864 and owed Serge Monros $929,249 in accrued wages.

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

In 2013, we have made major inroads in the Middle Eastern country of the United Arab Emirates and others. We have a 5 year licensing agreement with DynoGreen Tech, LLC (“DGT”) that we entered into in 2013. Regarding our progress, our original commitment for 2,000 DynoValves (sold at $250 each) equate to $500,000. In order for DGT to fulfill and maintain this 5 year licensing agreement, they are required to purchase 500 additional DynoValves per quarter (an additional 2,000 DynoValves / $500,000 per year) for a total of $2,500,000 over a 5 year span. With the initial investment of $500,000, this totals $3,000,000 for their 5 year licensing agreement. We have already delivered 2,000 of those DynoValves. The areas that are included in this agreement are UAE, Malaysia, India, and Africa. DGT has not made any additional purchases since 2013 and thus has not met their minimum volume requirements for 2014 or the first quarter of 2015.

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

In March, 2015, the Company entered into a seven (7) year Master Distribution Agreement with DynoValve Mfg, LLC, the holder of the patents for the DynoValve products and related IP. The agreement is an exclusive agreement for North America, China, South Korea and the Middle East and a non-exclusive license worldwide. The consideration for the agreement was payment for products acquired and a three percent (3%) royalty payment. The Company acquires its inventory from His Divine Vehicle and DynoValve Mfg, LLC. During the years ended December 31, 2014 and 2013, the Company acquired $232,594 and $378,930 from His Divine Vehicle.

15.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2014 and 2013, the Company engaged in various non-cash investing and financing activities as follows:

	2014	2013
Settlement of Debt and Derivative Liabilities with common stock	$464,495	$181,708

Derivative Discount	$79,623	$–
Conversion of Preferred Stock into Common Stock	$(40,000)	$30,000
Debt Discount	$75,350	$–
Stock issued upon cashless exercise of warrants	$164,561	$–
Warrants issued with stock sales	$265,489	$–
Preferred Stock Loaned/Common Stock Issued for Stock Payable	$–	$171,279

During the years ended December 31, 2014 and 2013, the Company made $11,713 and $0 in interest payments.

During the years ended December 31, 2014 and 2013, the Company made no income tax payments.

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

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2014 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$9,039,061	$(4,012,010)
Settlements Payable	–	1,101,179	–	–
Rescission Liability	–	444,833	–	339,976
Fair Value at December 31, 2014	$–	$1,546,012	$9,039,061	$(3,672,034)

17.  Subsequent Events.

Stock Issuances:

Since 2014, the Board of Directors authorized the issuance of an aggregate of 172,214 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $695,000. In addition, the Board of Directors has authorized the issuance of an aggregate of 47,500 shares of its Preferred B shares to accredited and non-accredited investors for services rendered valued at an aggregate of $1,800,500. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

We offered rescission to many of the 2011 investors in late 2011 (“2011 rescission offer”). The legal sustainability of these rescission offers is also being looked at by Counsel. The results of our rescission offers, in terms of rescission offers accepted by shareholders, were very encouraging. We had seven rescissions offers accepted and refunded $30,000 plus interest.

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of December 31, 2014 and 2013 is $444,833 and $784,809 respectively.

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

In March, 2015, the Company entered into a seven (7) year Master Distribution Agreement with DynoValve Mfg, LLC, the holder of the patents for the DynoValve products and related IP. The agreement is an exclusive agreement for North America, China, South Korea and the Middle East and a non-exclusive license worldwide. The consideration for the agreement was payment for products acquired and a three percent (3%) royalty payment.

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

Shareholder Meeting, Increase in Authorized Shares:

On May 28, 2015, our Shareholders, by majority consent, re-elected Serge Monros, Rudy Rodriguez and Philip Pisanelli as members of our Board of Directors to serve until the next election of our Board of Directors. The consent was approved by holders of our Series D Preferred shareholders and one other shareholder. The Series D Preferred shares were established by the filing of a Certificate of Designation with the Nevada Secretary of State on May 26, 2015 (“Designation”). The Designation, authorizes the temporary issuance of Series D Preferred Shares to the members of the Company’s Board of Directors to vote on matters such as an increase in the authorized common shares and re-election of Board members. The Series D Preferred Shares, when cast at a Shareholder meeting or included within a Shareholder Consent constitute 50.1% of the outstanding voting shares of the Company. The vast number of Company voting shareholders and perceived inability of obtaining a quorum for a shareholder meeting to obtain permission to increase the authorized common shares (when, as a practical matter, there are no more common shares available to issue and circumstances require immediate additional common shares issuances) and to re-elect the Board of Directors is the reasoning behind filing the Designation.

On June 2, 2015, we filed an Amendment to our Articles of Incorporation with the Nevada Secretary of State (“Amendment”), increasing our authorized Common shares from 6 billion to 8 billion. We did this so that we can continue to issue common shares in our private placement fund raising efforts and also to allow us to issue common shares as part of the settlement of litigation dismissed on May 19, 2015 in the United States District Court for the Northern District of West Virginia; Arnold LaMarr Weese and David Kent Moss v. SaviCorp, Inc, Serge V. Monros and Craig Waldrop, Civil Action No. 2:13-CV-41.

