Form 10-Q
period 2015-03-31
SaviCorp
filed 2015-06-22
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2015

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

SAVI MEDIA GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending March 31, 2015

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Balance Sheets:
March 31, 2015 and December 31, 2014	2

Statements of Operations:
For the three months ended March 31, 2015 and 2014	3

Statement of Stockholders’ Deficit
For the period from December 31, 2013 to March 31, 2015	4

Statements of Cash Flows:
For the three months ended March 31, 2015 and 2014	5

Notes to Unaudited Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Changes in Securities	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

SIGNATURES	26

PART I. FINANCIAL INFORMATION

SaviCorp

BALANCE SHEETS

March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$23,863	$32,373
Inventory	240,215	249,593
Prepaid expenses	9,168	27,833
Total current assets:	273,246	309,799

Long term assets:
Net fixed assets	18,517	21,194

Total assets	$291,763	$330,993

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, net of unamortized discount of $0 and $0, in default	$511,440	$511,440
Related party convertible debt, net of unamortized discount of $0 and $0, in default	204,302	204,302
Notes payable, net of unamortized discount of $2,390 and $2,460, $29,217 and $30,533 in default	101,483	99,914
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	3,140,977	2,976,798
Accounts payable assumed in recapitalization	159,295	159,295
Settlements payable	1,101,179	1,101,179
Rescission Liability	489,349	444,833
Derivative liabilities - embedded derivatives	9,351,764	8,788,254
Derivative liabilities - warrants	1,787,236	250,807
Total current liabilities	16,862,025	14,551,822

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 28,000,000 shares authorized, 27,760,143 and 27,880,143 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	27,760	27,880
Series B convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, 411,709 and 274,602 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	412	275
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,453,197 and 8,455,697 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	8,453	8,456
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 5,994,510,958 and 5,982,260,958 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5,994,511	5,982,261
Stock payable	1,420,384	1,420,384
Subscription Receivable	(135,000)	–
Additional paid-in capital	279,301,675	278,640,939
Accumulated deficit	(303,188,457)	(300,301,024)

Total stockholders' deficit	(16,570,262)	(14,220,829)

Total liabilities and stockholders' deficit	$291,763	$330,993

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF OPERATIONS

For the 3 Months Ended March 31, 2015 and 2014

(unaudited)

	March 31, 2015	March 31, 2014

Revenue	$5,047	$3,541

Cost of Goods Sold	8,691	3,255

Gross Profit (Loss)	(3,644)	286

Operating costs and expenses:
General and administrative expenses	$711,106	$828,131

Loss from operations	$(714,750)	$(827,845)

Other income and (expenses):
Change in fair value of financial instruments	(2,099,940)	(820,913)
Change in fair value of rescission liability	(44,516)	40,299
Interest expense	(28,227)	(17,077)

Total other income and (expenses), net	(2,172,683)	(797,691)

Net loss	$(2,887,433)	$(1,625,536)

Weighted average shares outstanding	5,982,291,518	5,958,358,783
Weighted average shares outstanding - diluted	5,982,291,518	5,958,358,783

Net loss per common share - basic	$(0.00)	$(0.00)
Net loss per common share - diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From December 31, 2013 to March 31, 2015

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Total
Balance at December 31, 2013	12,963,477	$12,963	–	$–	8,755,697	$8,756	5,970,327,669	$5,970,328	$273,114,451	$–	$1,420,384	$(290,806,761)	$(10,279,879)

Common stock issued in exchange for consulting services and employee compensation	1,700,000	1,700	94,950	95	–	–	500,000	500	3,493,855	–	–	–	3,496,150

Common and preferred stock issued for cash under Regulation D offering	12,301,666	12,302	159,846	160	–	–	–	–	1,257,038	–	–	–	1,269,500

Conversion of common to Preferred A	700,000	700	–	–	–	–	(70,000,000)	(70,000)	69,300	–	–	–	–

Shares issued with debt	215,000	215	–	–	–	–	–	–	60,135	–	–	–	60,350

Imputed interest on related party debt	–	–	–	–	–	–	–	–	3,409	–	–	–	3,409

Stock issued upon exercise of warrants	–	–	–	–	–	–	71,433,289	71,433	93,128		–	–	164,561

Stock bought back from shareholders	–	–	–	–	–	–	(20,000,000)	(20,000)	3,000	–	–	–	(17,000)

Tainted warrants and convertible debt issued	–	–	–	–	–	–	–	–	(330,112)		–	–	(330,112)

Conversion of Preferred C to common	–	–	–	–	(300,000)	(300)	30,000,000	30,000	(29,700)		–	–	–

Conversion of debt for Preferred B	–	–	19,806	20	–	–	–	–	906,435		–	–	906,455

Net income	–	–	–	–	–	–	–	–	–	–	–	(9,494,263)	(9,494,263)

Balance at December 31, 2014	27,880,143	$27,880	274,602	$275	8,455,697	$8,456	5,982,260,958	$5,982,261	278,640,939	$–	$1,420,384	(300,301,024)	$(14,220,829)

Common and preferred stock issued in exchange for consulting services and employee compensation	–	–	3,750	4	–	–	–	–	137,996	–	–	–	138,000

Common and preferred stock issued for cash under Regulation D offering	–	–	133,357	133	–	–	–	–	534,867	(135,000)	–	–	400,000

Conversion of Preferred A and C to common	(120,000)	(120)	–	–	(2,500)	(3)	12,250,000	12,250	(12,127)		–	–	–

Net income	–	–	–	–	–	–	–	–	–	–	–	(2,887,433)	(2,887,433)

Balance at March 31, 2015 (unaudited)	27,760,143	$27,760	411,709	$412	8,453,197	$8,453	5,994,510,958	$5,994,511	$279,301,675	$(135,000)	$1,420,384	$(303,188,457)	$(16,570,262)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the Periods Ended March 31, 2015 and 2014

(unaudited)

	For the three months ended:
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net profit (loss)	(2,887,433)	(1,625,536)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory common, preferred stock and warrant issuances	138,000	406,050
Interest expense recognized on issuance and through accretion of discount on debt	70	128
Change in fair value of derivatives	2,099,939	820,913
Change in fair value of rescission and legal liability	44,516	(40,299)
Depreciation expense	2,677	2,198
Changes in operating assets and liabilities:
Changes in accounts receivable	–	340
Changes in inventory	9,378	7,218
Changes in pre-paid assets	18,665	18,333
Changes in accounts payable and accrued liabilities	164,179	92,021
Net cash used by operating activities	(410,009)	(318,634)
Cash flows from investing activities:
Net cash used in investing activities	–	–
Cash flows from financing activities:
Proceeds from notes payable	1,499	10,000
Proceeds from sale of common and preferred stock	400,000	255,000
Net cash provided by financing activities	401,499	265,000
Net decrease in cash and cash equivalents	(8,510)	(53,634)
Cash and cash equivalents at beginning of period	32,373	60,612
Cash and cash equivalents at end of period	23,863	6,978

The accompanying notes are an integral part of the unaudited financial statements

SAVICORP

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and March 31, 2014 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash equivalents of $23,863 as of March 31, 2015 and $32,373 as of December 31, 2014.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $138,000 and $406,050 for the periods ended March 31, 2015 and March 31, 2014, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2014 and 2015, the Company had limited operations and resources. At March 31, 2015, the Company is in a negative working capital position of $16,588,779 and has a stockholders' deficit of $16,570,262. Additionally, as of March 31, 2015 the Company faced substantial challenges to future success as follows:

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

3.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at March 31, 2015 and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014

Trade accounts payable	$1,231,264	$1,110,576
Accrued wages payable	1,569,434	1,541,309
Accrued interest expense	340,279	324,913

	$3,140,977	$2,976,798

4.	Accounts Payable and Accrued Liabilities – Related Party

The $15,000 amount due at December 31, 2014 and March 31, 2015 consist of $10,000 to Serge Monros and $5,000 to Greg Sweeney for payments made on behalf of the Company related to the Herrera Settlement.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of March 31, 2015 is $489,349.

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

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2013 to March 31, 2015:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2013	$3,848,923	$1,382,612	$5,231,535
Change due to Issuances	79,623	265,489	345,112
Change due to Exercise/Conversion	(385,035)	(164,561)	(549,596)
Change in Fair Value	5,244,743	(1,232,733)	4,012,010
Fair value at December 31, 2014	$8,788,254	$250,807	$9,039,061
Change due to Issuances	–	1,512,818	1,512,818
Change in Fair Value	563,510	23,611	587,121
Fair value at March 31, 2015	$9,351,764	$1,787,236	$11,139,000

For the periods ended March 31, 2015 and March 31, 2014, net derivative loss was $2,099,940 and $820,913 respectively.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	March 31, 2015	December 31, 2014
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.14-0.56%	0.25%-0.67%
Volatility	154%	151%
Maturity dates	0.74-2.41 years	0.99-2.41 years
Stock Price	0.0036	0.0038

The Cornell warrants issued on July 24, 2011 (initial 25,000,000 warrants with an exercise price of $0.0119 and an expiration date of July 10, 2014 reset to 595,000,000 warrants at $0.0005 and again on January 30, 2013 to $0.0003 and the number of warrants increased to 991,666,667). During the period ending March 31, 2014, Cornell exercised 80,362,450 warrants on a cashless basis and were issued 71,433,289 shares. The remaining warrants expired on July 24, 2014. The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of December 31, 2014 and March 31, 2015.

During the period ending March 31, 2015, the Company issued 666,070,000 warrants to investors as part of their private placement. The warrants have an exercise price of $0.0004 and terms ranging from 4 months to one year. The warrants are treated as tainted derivative liabilities since the Company has insufficient common stock to share settle the warrants. The fair value of the derivative liability related to these warrants at issuance was valued at $1,512,818 was expensed as a change in fair value and booked as a derivative liability on the balance sheet.

9.	Convertible Debt

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.000206) subject to anti-dilution protection. This note was in default as of March 31, 2015 due to lack of payment upon maturity.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Contractual balance, in default	$511,440	$511,440
Less unamortized discount	–	–

Convertible debt	$511,440	$511,440

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

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.000206) subject to anti-dilution protection. This note was in default as of March 31, 2015 due to lack of payment upon maturity.

Following is an analysis of convertible debt - related party at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Contractual balance, in default	$204,302	$204,302
Less unamortized discount	–	–

Convertible debt	$204,302	$204,302

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

Following is an analysis of convertible debt due Steve Botkin at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Contractual balance	$–	$–
Less unamortized discount	–	–
Convertible debt	$–	$–

This note is considered a derivative instrument due to the variable conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($71,024 at issuance). A settlement agreement was reached with Botkin on April 8, 2013. The Company made a cash payment of $36,400, received 27,000,000 shares of common stock from Botkin, issued a note payable to Botkin for $67,600. In addition, Botkin waived $9,251 in accrued interest. The Company booked a $137,325 gain on settlement of this debt based on the common stock price and the fair value of the derivative liability on the date of settlement. The note was paid in full in August, 2014.

10.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the Company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of March 31, 2015 and December 31, 2014 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

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

On March 5, 2015, the Company issued Ferreri a promissory note in the amount of $5,000. The note does not bear interest and is due on demand.

11.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the periods ended March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014

Net income/(loss) before income taxes	$(2,887,433)	$(9,494,263)

The components of the Company's deferred tax assets at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Deferred tax assets
Liabilities
Loss carry-forwards	$5,060,271	$4,854,603
Valuation allowance	(5,060,271)	(4,854,603)
	$–	$–

At March 31, 2015, the Company had generated US net operating loss carry-forwards of approximately $14,883,150 which will expire in various years between 2013 and 2030. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At March 31, 2015 and December 31, 2014, the Company has no uncertain tax positions.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of March 31, 2015 is $489,349.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempted to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. As of March 31, 2015, the Company has recorded a $1,101,179 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,179. The lawsuit has been settled and dismissed.

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

Common Stock

Following is a description of transactions affecting common stock for the year ended December 31, 2014 and the three months ended March 31, 2015.

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

Period Ended March 31, 2015

Throughout the period, 120,000 Preferred A shares and 2,500 Preferred C shares were converted to 12,250,000 common shares. There was no gain or loss on this transaction.

Stock Options

Gene-Cell, Inc., the company, used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates ranged from March, 2012 through July, 2012. There are no stock options outstanding as of March 31, 2015.

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan as of March 31, 2015.

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

In February, 2015 as part of a private placement, the Company issued 250,000,000 warrants to an investor at an exercise price of $0.0004. The warrants expire on June 1, 2015. The warrants are a tainted derivative liability and were valued using a lattice model with the following inputs (0.0% dividend yield, stock price of $0.0033, risk-free rate of 0.07%, volatility of 152%, .33 year term).

In March, 2014 as part of a several private placements, the Company issued 353,570,000 warrants to investors at an exercise price of $0.0004. The warrants expire in March 2016. The warrants are a tainted derivative liability and were valued using a lattice model with the following inputs (0.0% dividend yield, stock price of $0.0036-$0.0045, risk-free rate of 0.24-0.27%, volatility of 154%, 1 year term).

For the period ending March 31, 2015, the fair value of the derivative liability related to the tainted warrants at issuance was valued at $1,512,819 and was expensed as a change in fair value and booked as a derivative liability on the balance sheet.

As of March 31, 2015 the following warrants remain outstanding:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
728,570,000	$0.0004	0.17-0.98
5,000,000	0.0100	0.08

733,570,000	$0.0005

Preferred Stock

During the year ended December 31, 2005, the Company set preferences for its Series A, B and C preferred stock. The Company is authorized to issue 40,000,000 shares of preferred stock, $0.001 par value per share. At December 31, 2013 the Company had 12,963,477 shares of series A preferred stock issued and outstanding and 8,755,697 shares of series C preferred stock issued and outstanding. The Company’s preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors.

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

Following is a description of transactions affecting preferred stock for the year ended December 31, 2014 and the three months ended March 31, 2015.

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

Throughout the year, 215,000 Preferred A shares, valued at $60,350, were issued to lenders as consideration for issuing debt to the Company. The shares were valued based on the closing market price on the date of grant.

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

Period Ended March 31, 2015

In January 2015, the Board of Directors authorized the issuance of 27,500 Preferred B shares to accredited and non-accredited investors for total proceeds of $110,000.

In February 2015, the Board of Directors authorized the issuance of 31,250 Preferred B shares to accredited and non-accredited investors for total proceeds of $125,000.

In March 2015, the Board of Directors authorized the issuance of 74,607 Preferred B shares to accredited and non-accredited investors for total proceeds of $300,000. Of the $300,000, $135,000 was received after the period end and shows as a subscription receivable as March 31, 2015.

Throughout the period, 120,000 Preferred A shares and 2,500 Preferred C shares were converted to 12,250,000 common shares. There was no gain or loss on these transactions.

Throughout the period, the Board of Directors also authorized the issuance of 3,750 Preferred B shares for services rendered by independent contractors. These issuances were valued based on the market value of the stock totaling $138,000.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at March 31, 2015

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	2,776,014,300
Series B Preferred Stock convertible to common stock on a 10,000 for 1 basis	4,117,090,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	845,319,700

Total	7,738,424,000

14.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the periods ended March 31, 2015 and December 31, 2014.

During 2007, 2008, 2009, 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2014, the Company owed Serge Monros $929,249 in accrued wages. At March 31, 2015, the Company owed Serge Monros $924,646 in accrued wages.

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

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.000206) subject to anti-dilution protection. The note matured and is currently in default due to lack of payment at maturity. The principal balance at December 31, 2014 and March 31, 2015 is $204,302.

In August, 2011 His Divine Vehicle loaned 2,000,000 Preferred C shares and the 200,000,000 common shares to the Company.

In January, 2013, His Divine Vehicle loaned 196,000,000 common shares, 3,491,423 Preferred A shares and 202,412 Preferred C shares to the Company.

In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various international territories. The consideration for the agreement was guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment. The Company is currently in default on this agreement. As part of this agreement, the Company acquires inventory from His Divine Vehicle. The Company acquired no inventory during the three months ended March 31, 2015 and $232,594 of inventory for the year ended December 31, 2014.

15.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the periods ended March 31, 2015 and March 31, 2014, the Company engaged in various non-cash investing and financing activities as follows:

	2015	2014
Settlement of Convertible Debt and Derivative Liabilities with common stock	$–	$164,561
Conversion of Preferred Stock into Common Stock	$12,250	$70,000
Stock Issued with Debt	$–	$4,350
Preferred Stock Loaned/Common Stock Issued for Stock Payable	$–	$565,384

During the periods ended March 31, 2015 and March 31, 2014, the Company made $8,333 and $0 interest payments and no income tax payments.

16.	Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2014 and March 31, 2015, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$11,139,000	$(2,099,940)
Settlements Payable	–	1,101,179	–	–
Rescission Liability	–	489,349	–	(44,516)
Fair Value at March 31, 2015	$–	$1,590,528	$11,139,000	$(2,144,456)

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2014 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$9,039,061	$(820,913)
Settlements Payable	–	1,101,179	–	(1,101,179)
Rescission Liability	–	444,833	–	(444,833)
Fair Value at December 31, 2014	$–	$1,546,012	$9,039,061	$(2,366,925)

17.   Subsequent Events.

Stock Issuances:

Since March 31, 2015, the Board of Directors authorized the issuance of an aggregate of 38,857 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $160,000. In addition, the Board of Directors has authorized the issuance of an aggregate of 43,750 shares of its Preferred B shares to accredited and non-accredited investors for services rendered valued at an aggregate of $1,662,500. In addition, the Board of Directors has authorized a net aggregate of 286,050,421 common shares in settlement of the Weese lawsuit. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of March 31, 2015 is $489,349.

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

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the period ending March 31, 2014, we generated revenues of $3,541. Costs of Goods Sold was $3,255 yielding a gross profit of $286. Loss from operations for the period ending March 31, 2014 was $827,845. Other Income and Expense, net was $797,691 primarily due to the change in fair value of our derivative liabilities. During the period ending March 31, 2015, we generated revenues of $5,047. Costs of Goods Sold was $8,691 yielding a gross loss of $3,644. Revenues increased in 2015 by 43% for the same period in 2014. However, the Company incurred a gross loss since sales were made below cost. Loss from operations for the period ending March 31, 2015 was $714,750. The decrease in the loss was primarily due to a reduction in stock based compensation paid in 2015. Other Income and Expense, net was $2,172,683 primarily due to the change in the fair value of our derivative liabilities and the issuance of tainted warrants with several private placements. Net loss was $2,887,433 which was an increase over the same period in 2014 primarily due to the expensing the tainted warrants.

As of March 31, 2015, we have accumulated net losses of $303,188,457. Additionally, at March 31, 2015, we are in a negative working capital position of $16,588,779 and a stockholders' deficit position $16,570,262. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2015, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

During the periods ended March 31, 2015 and 2014, we had limited sales and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation as we grow sales. Additional financing will need to be obtained. Sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of March 31, 2015, the Company had $23,863 in cash.

Total current liabilities were $16,862,025 as of March 31, 2015, consisting of convertible debt, net, of $715,742, notes payable of $101,483, derivative liabilities of $11,139,000, accounts payable and accrued liabilities of $3,140,977, settlement payable of $1,101,179, rescission liability of $489,349 and accounts payable assumed in recapitalization of $159,295.

We incurred net losses of $303,188,457 during the period from inception, August 13, 2002, to March 31, 2015. In addition, at March 31, 2015, we were in a negative working capital position of $16,588,779 and had a stockholders' deficit of $16,570,262. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $237,035 per month, for the period ended March 31, 2015.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of March 31, 2015, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of March 31, 2015 is $489,349.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

For the quarter ended March 31, 2015, the Company issued the following:

In January 2015, the Board of Directors authorized the issuance of 27,500 Preferred B shares to accredited and non-accredited investors for total proceeds of $110,000.

In February 2015, the Board of Directors authorized the issuance of 31,250 Preferred B shares to accredited and non-accredited investors for total proceeds of $125,000.

In March 2015, the Board of Directors authorized the issuance of 74,607 Preferred B shares to accredited and non-accredited investors for total proceeds of $300,000. . Of the $300,000, $135,000 was received after the period end and shows as a subscription receivable as March 31, 2015.

Throughout the period, the Board of Directors also authorized the issuance of 3,750 Preferred B shares for services rendered by independent contractors. These issuances were valued based on the market value of the stock totaling $138,000.

Since March 31, 2015, the Board of Directors authorized the issuance of an aggregate of 38,857 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $160,000. In addition, the Board of Directors has authorized the issuance of an aggregate of 43,750 shares of its Preferred B shares to accredited and non-accredited investors for services rendered valued at an aggregate of $1,662,500. In addition, the Board of Directors has authorized a net aggregate of 286,050,421 common shares in settlement of the Weese lawsuit. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

