Form 10-Q
period 2013-06-30
SaviCorp
filed 2015-06-24
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2013

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

SAVI MEDIA GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Financial Statements

SaviCorp

BALANCE SHEETS

June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$45,028	$10,839
Accounts Receivable	213,751	261
Inventory	56,860	100,147
Prepaid expenses	313,333	76,422
Total current assets:	628,972	187,669

Long term assets:
Net fixed assets	21,692	14,785

Total assets	$650,664	$202,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, in default	$511,440	$526,440
Related party convertible debt, in default	204,302	204,302
Notes payable, $10,778 in default	68,378	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	1,896,591	1,965,634
Related party accounts payable	92,783	244,945
Accounts payable assumed in recapitalization	159,295	159,295
Settlements payable	1,101,177	1,580,252
Rescission Liability	103,718	2,183,544
Derivative liabilities - embedded derivatives	9,656,334	1,198,628
Derivative liabilities - warrants	2,947,196	321,680
Total current liabilities	16,756,214	8,410,498

Long term liabilities:
Convertible debt, net of unamortized discount of $0 and $67,997	–	36,003

Total liabilities	16,756,214	8,446,501

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 4,513,477 and 5,953,233 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4,513	5,953
Series B convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,555,697 and 4,409,609 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	8,556	4,409
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 5,971,727,673 and 4,756,016,623 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5,971,728	4,756,017
Stock payable	1,420,384	1,406,768
Additional paid-in capital	272,637,158	269,428,248
Accumulated deficit	(296,147,889)	(283,845,442)

Total stockholders' deficit	(16,105,550)	(8,244,047)

Total liabilities and stockholders' deficit	$650,664	$202,454

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

STATEMENTS OF OPERATIONS

For the 3 and 6 Months Ended June 30, 2013 and 2012

(unaudited)

	For the three months ended:		For the six months ended:
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$10,437	$29,330	$34,008	$42,046

Cost of Goods Sold	289,920	21,121	306,409	30,632

Gross Profit (loss)	(279,483)	8,209	(272,401)	11,414

Operating costs and expenses:
General and administrative expenses	$1,938,459	$556,946	$3,321,208	$3,262,340

Loss from operations	$(2,217,942)	$(548,737)	$(3,593,609)	$(3,250,926)

Other income and (expenses):
Gain/(loss) on debt settlement	104,669	–	104,669	(928,000)
(Loss) on legal settlement	–	–	479,075	(1,580,252)
Change in fair value of financial instruments	(4,876,934)	3,779,313	(11,322,091)	6,156,137
Change in fair value of rescission liability	258,607	(74,902)	2,079,826	(103,749)
Interest expense	(22,872)	(21,985)	(50,317)	(45,687)

Total other income and (expenses), net	(4,536,530)	3,682,426	(8,708,838)	3,498,449

Net profit (loss)	$(6,754,472)	$3,133,689	$(12,302,447)	$247,523

Weighted average shares outstanding	5,766,443,682	4,331,371,117	5,492,478,362	4,089,206,850
Weighted average shares outstanding-diluted	5,766,443,682	6,376,052,740	5,492,478,362	6,133,888,473

Net profit (loss) per common share - basic	$(0.00)	$0.00	$(0.00)	$0.00
Net profit (loss) per common share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From December 31, 2011 to June 30, 2013

							Additional
	Preferred Stock A		Preferred Stock C		Common Stock		Paid-In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance at December 31, 2011	6,312,733	$6,313	6,014,942	$6,015	3,598,834,936	$3,598,835	$264,112,848	$1,981,768	$(288,529,219)	$(18,823,440)

Common stock issued in exchange for consulting services and employee compensation	–	–	–	–	414,343,445	414,344	2,826,695	–	–	3,241,039

Stock Options issued for consulting services	–	–	–	–	–	–	770	–	–	770

Common and preferred stock issued for cash under Regulation D offering	–	–	100,000	100	344,355,238	344,355	327,045	–	–	671,500

Conversion of Preferred A to common	(359,500)	(360)	–	–	35,950,000	35,950	(35,590)	–	–	–

Conversion of Preferred C to common	–	–	(1,705,333)	(1,706)	170,533,000	170,533	(168,827)	–	–	–

Conversion of debt for common	–	–	–	–	142,000,000	142,000	1,813,407	–	–	1,955,407

Imputed interest on related party debt	–	–	–	–	–	–	26,900	–	–	26,900

Common stock repaid by Company	–	–	–	–	50,000,000	50,000	525,000	(575,000)	–	–

Net income	–	–	–	–	–	–	–	–	4,683,776	4,683,776

Balance at December 31, 2012	5,953,233	$5,953	4,409,609	$4,409	4,756,016,623	$4,756,017	$269,428,248	$1,406,768	$(283,845,442)	$(8,244,047)

Common and preferred stock issued in exchange for consulting services and employee compensation	1,351,667	1,351	60,000	60	749,900,000	749,900	1,189,706	–	–	1,941,017

Common and preferred stock issued for cash under Regulation D offering	1,000,000	1,000	4,288,500	4,289	567,652,694	567,652	305,509	–	–	878,450

Conversion of Preferred A to common	(300,000)	(300)	–	–	30,000,000	30,000	(29,700)	–	–	–

Conversion of debt for common	–	–	–	–	50,000,000	50,000	131,708	–	–	181,708

Stock Options issued with license agreement	–	–	–	–	–	–	1,500,683	–	–	1,500,683

Imputed interest on related party debt	–	–	–	–	–	–	11,717	–	–	11,717

Stock bought back from investors	–	–	–	–	(2,100,000)	(2,100)	(4,900)	–	–	(7,000)

Net stock received in settlement agreements	–	–	–	–	(12,156,250)	(12,156)	(53,475)	–	–	(65,631)

Common and preferred stock loaned to Company	(3,491,423)	(3,491)	(202,412)	(202)	(167,585,394)	(167,585)	157,662	13,616	–	–

Net income	–	–	–	–	–	–	–	–	(12,302,447)	(12,302,447)

Balance at June 30, 2013 (unaudited)	4,513,477	$4,513	8,555,697	$8,556	5,971,727,673	$5,971,728	$272,637,158	$1,420,384	$(296,147,889)	$(16,105,550)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the Periods Ended June 30, 2013 and 2012

(unaudited)

	For the six months ended:
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net profit (loss)	(12,302,447)	247,523
Adjustments to reconcile net profit (loss) to net cash used by operating activities:
Compensatory common, preferred stock and warrant issuances	3,441,700	2,627,061
Imputed interest	11,717	13,933
Interest expense recognized on issuance and
through accretion of discount on debt	7,810	–
Change in fair value of derivatives	11,322,091	(6,156,137)
Change in fair value of rescission and legal liability	(2,558,901)	103,749
(Gain)Loss on extinguishment of debt	(104,669)	928,000
Loss on legal settlement	–	1,580,252
Depreciation expense	2,449	776
Changes in operating assets and liabilities:
Changes in accounts receivable	(213,490)	428
Changes in inventory	43,287	28,134
Changes in pre-paid assets	(236,911)	(155,486)
Changes in related party accounts payable	(152,162)	(63,001)
Changes in accounts payable and accrued liabilities	(11,979)	193,820
Net cash used by operating activities	(751,505)	(650,948)
Cash flows from investing activities:
Acquisition of equipment	(9,356)	(16,483)
Net cash used in investing activities	(9,356)	(16,483)
Cash flows from financing activities:
Proceeds(net payments) from(on) notes payable	(76,400)	120,000
Stock purchases	(7,000)	–
Proceeds from sale of common and preferred stock	878,450	556,800
Net cash provided by financing activities	795,050	676,800
Net increase in cash and cash equivalents	34,189	9,369
Cash and cash equivalents at beginning of year	10,839	427
Cash and cash equivalents at end of period	45,028	9,796

The accompanying notes are an integral part of the unaudited financial statements.

SAVICORP

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and June 30, 2012 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash equivalents of $45,028 as of June 30, 2013 and $10,839 as of December 31, 2012.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $3,441,700 and $2,627,061 for the periods ended June 30, 2013 and June 30, 2012, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2013, the Company had limited operations and resources. At June 30, 2013, the Company is in a negative working capital position of $16,127,242 and has a stockholders' deficit of $16,105,550. Additionally, as of June 30, 2013 the Company faced substantial challenges to future success as follows:

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

3.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
Trade accounts payable	$651,314	$526,760
Accrued wages payable	1,138,070	1,230,227
Accrued interest expense	107,207	208,647

	$1,896,591	$1,965,634

4.	Accounts Payable and Accrued Liabilities – Related Party

The $15,000 amount due at December 31, 2012 and June 30, 2013 consist of $10,000 to Serge Monros and $5,000 to Greg Sweeney for payments made on behalf of the Company related to the Herrera Settlement.

5.	Accounts Payable Assumed in Recapitalization

Accounts payable assumed in recapitalization, represents the liabilities of the public shell, at the time, Gene-Cell, Inc. that the Company assumed as part of the recapitalization. This balance is comprised of liabilities for legal fees and trade payables incurred by Gene-Cell, Inc. (See Note 1).

6.	Settlement Payable

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempted to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. The Company has recorded a $1,101,177 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,177. The lawsuit has been settled and dismissed on April 7, 2015.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2013 is $103,718.

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

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2011 to June 30, 2013:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2011	$10,189,518	$6,041,518	$16,231,036
Change in Fair Value due to Settlement/Issuance	71,024	–	71,024
Change due to Exercise/Conversion	(885,407)	–	(885,407)
Change in Fair Value	(8,176,507)	(5,719,838)	(13,896,345)
Fair value at December 31, 2012	$1,198,628	$321,680	$1,520,308
Change due to Exercise/Conversion	(238,869)	–	(238,869)
Change in Fair Value	8,696,575	2,625,516	11,322,091
Fair value at June 30, 2013	$9,656,334	$2,947,196	$12,603,530

For the six month periods ended June 30, 2013 and June 30, 2012, net derivative gain (loss) was $(11,322,091) and $6,156,137 respectively.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	June 30, 2013	December 31, 2012
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.14-0.36%	.16%-0.25%
Volatility	196%	152%
Maturity dates	1.08-2.41 years	0.0-2.54 years
Stock Price	0.0068	0.0010

The Cornell warrants issued on July 24, 2011 (initial 25,000,000 warrants with an exercise price of $0.0119 and an expiration date of July 10, 2014 reset to 595,000,000 warrants at $0.0005) had a term remaining of 1.06 years at June 30, 2013. The exercise price was reset on January 30, 2013 to $0.0003 and the number of warrants increased to 991,666,667. The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of December 31, 2012 and June 30, 2013.

9.	Convertible Debt

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of June 30, 2013 due to lack of payment upon maturity.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Contractual balance, in default	$511,440	$526,440
Less unamortized discount	–	–

Convertible debt	$511,440	$526,440

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

During 2012, $62,000 of principal was converted to 62,000,000 shares of common stock. During the period ended June 30, 2013, $15,000 of principal was converted to 50,000,000 shares of common stock.

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. This note was in default as of June 30, 2013 due to lack of payment upon maturity.

Following is an analysis of convertible debt - related party at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Contractual balance, in default	$204,302	$204,302
Less unamortized discount	–	–

Convertible debt	$204,302	$204,302

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

Following is an analysis of convertible debt due Steve Botkin at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Contractual balance	$–	$104,000
Less unamortized discount	–	(67,997)

Convertible debt	$–	$36,003

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

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of June 30, 2013 and December 31, 2012 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

The Company issued Steve Botkin a note payable of $80,000 for accrued and unpaid wages. On February 7, 2012, the Company issued Steve Botkin 80,000,000 shares as full consideration for the note payable. Based on the market price of the stock at the conversion date, the Company recorded a loss on settlement of $928,000.

A settlement agreement was reached with Botkin on April 8, 2013 regarding his convertible debt (See Note 9).  The Company made a cash payment of $36,400, received 27,000,000 shares of common stock from Botkin, issued a note payable to Botkin for $67,600.  The note bears no interest.

11.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the periods ended June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Net income/(loss) before income taxes	$(12,302,447)	$5,043,921

The components of the Company's deferred tax assets at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Deferred tax assets
Liabilities
Loss carry-forwards	$4,291,775	$3,719,426
Valuation allowance	(4,291,775)	(3,719,426)
	$–	$–

At June 30, 2013, the Company had generated US net operating loss carry-forwards of approximately $12,622,869 which will expire in various years between 2013 and 2030. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At June 30, 2013 and December 31, 2012, the Company has no uncertain tax positions.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2013 is $103,718.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempted to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. As of June 30, 2013, the Company has recorded a $1,101,177 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,177. The lawsuit has been settled and dismissed on April 7, 2015.

Lease Commitments

The Company is currently leasing office space and adjacent research and development space on an annual basis from CEE, LLC, for $110,000 per year.

13.	Stockholders' Equity

Common Stock

Following is a description of transactions affecting common stock for the year ended December 31, 2012 and the six months ended June 30, 2013.

Year Ended December 31, 2012

In January 2012, the Board of Directors authorized the issuance of 14,603,571 common shares to accredited and non-accredited investors for total proceeds of $45,500.

In February 2012, the Board of Directors authorized the issuance of 119,500,000 common shares to accredited and non-accredited investors for total proceeds of $248,500. The Company converted $80,000 of debt, $22,000 of convertible debt and $377,382 of derivative liability into 102,000,000 common shares. The Company booked a loss of $928,000 on the conversion.

In March 2012, the Board of Directors authorized the issuance of 37,866,667 common shares to accredited and non-accredited investors for total proceeds of $93,200. The Company converted $40,000 of convertible debt and $539,025 of derivative liability into 40,000,000 common shares. No gain or loss was recorded on the conversion.

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

Throughout the year, the Board of Directors also authorized the issuance of 414,343,445 common shares for services rendered by independent contractors. The issuances were valued based on the closing market value of the stock on the date of grant totaling $3,241,039.

Throughout the year, 359,500 Preferred A shares and 1,705,333 Preferred C shares were converted to 206,483,000 common shares. No gain or loss was recorded on the conversion since the fair value was equivalent.

In March, 2012, the Company repaid 50,000,000 common shares previously borrowed from directors of the Company.

Period Ended June 30, 2013

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

In June 2013, the Board of Directors authorized the issuance of 50,000,000 common shares to accredited investors in exchange for $15,000 of convertible debt and the related $166,708 derivative liability. No gain or loss was recorded on the conversion.

Throughout the period, the Board of Directors also authorized the issuance of 749,900,000 common shares for services rendered by independent contractors. The issuances were valued based on the market value of the stock totaling $1,231,300.

Throughout the period, 300,000 Preferred A shares were converted to 30,000,000 common shares. There was no gain or loss on this transaction.

Throughout the period, 2,100,000 common shares were bought back for $7,000.

Throughout the period, 246,000,000 common shares were loaned to the company and 78,414,606 common shares were issued to repay stock payable.

Stock Options

Gene-Cell, Inc., the company, used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates ranged from March, 2012 through July, 2012. There are no stock options outstanding as of June 30, 2013.

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan as of June 30, 2013.

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

As of June 30, 2013 the following warrants remain outstanding:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
991,666,667	$0.0003	1.06
5,000,000	0.0100	1.83
666,667	0.0150	1.26

997,333,334	$0.0004

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

Following is a description of transactions affecting preferred stock for the year ended December 31, 2012 and the six months ended June 30, 2013.

Year Ended December 31, 2012

In June 2012, the Board of Directors authorized the issuance of 100,000 Preferred C shares to accredited and non-accredited investors for total proceeds of $10,000.

Throughout the year, 359,500 Preferred A shares and 1,705,333 Preferred C shares were converted to 206,483,000 common shares. There was no gain or loss on this transaction.

Period Ended June 30, 2013

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

Throughout the period, 300,000 Preferred A shares were converted to 30,000,000 common shares. There was no gain or loss on this transaction.

Throughout the period, the Board of Directors also authorized the issuance of 1,351,667 Preferred A shares and 60,000 Preferred C shares for services rendered by independent contractors. The issuances were valued based on the closing market value of the stock on the date of grant totaling $709,717.

Throughout the period, 3,491,423 Preferred A shares and 202,412 Preferred C shares were loaned to the company.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at June 30, 2013:

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	451,347,700
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	855,569,700

Total	1,306,917,400

Other Equity Transactions

Six Months Ended June 30, 2012

Interest was imputed on non-interest bearing related party debt in the amount of $13,933 and credited to additional paid in capital.

Six Months Ended June 30, 2013

Interest was imputed on non-interest bearing related party debt in the amount of $11,717 and credited to additional paid in capital.

14.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the periods ended June 30, 2013 and December 31, 2012.

During 2007, 2008, 2009, 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2012, the Company owed HDV $244,956 and Serge Monros $570,367 in accrued wages. At December 31, 2012, the Company owed HDV $244,956 and Serge Monros $570,367 in accrued wages. At June 30, 2013, the Company owed HDV $92,783 and Serge Monros $650,867.

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

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. The note matured and is currently in default due to lack of payment at maturity. The principal balances at December 31, 2012 and June 30, 2013 is $204,302.

In August, 2011 His Divine Vehicle loaned 2,000,000 Preferred C shares and the 200,000,000 common shares to the Company.

In January, 2013, His Divine Vehicle loaned 196,000,000 common shares, 3,491,423 Preferred A shares and 202,412 Preferred C shares to the Company.

In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various international territories. The consideration for the agreement was guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment. The Company is currently in default on this agreement. As part of this agreement, the Company acquires inventory from His Divine Vehicle. The Company acquired $254,565 in inventory during the six months ended June 30, 2013 and no inventory for the year ended December 31, 2012.

15.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the periods ended June 30, 2013 and June 30, 2012, the Company engaged in various non-cash investing and financing activities as follows:

	2013	2012
Settlement of Convertible Debt and Derivative Liabilities with common stock	$181,708	$1,955,407
Settlement of Botkin Debt	$125,351	$–
Conversion of Preferred Stock into Common Stock	$30,000	$195,783
Bingham Equity Settlement for Accounts Payable	$50,469	$–
Preferred Stock Loaned/Common Stock Issued for Stock Payable	$171,278	$(575,000)

During the periods ended June 30, 2013 and June 30, 2012, the Company made no interest payments and no income tax payments.

16.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2012 and June 30, 2013, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of June 30, 2013 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$12,603,530	$(4,876,934)
Settlements Payable	–	1,101,177	–	479,075
Rescission Liability	–	103,718	–	2,079,826
Fair Value at June 30, 2013	$–	$1,204,895	$12,603,530	$(2,318,033)

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$1,520,308	$3,779,313
Settlements Payable	–	1,580,252	–	(1,580,252)
Rescission Liability	–	2,183,544	–	(2,183,544)
Fair Value at December 31, 2012	$–	$3,763,796	$1,520,308	$15,517

17.	Subsequent Events

Stock Issuances:

Since June 30, 2013, the Board of Directors authorized the issuance of an aggregate of 20,751,666 shares of its Preferred A shares, 332,060 shares of its Preferred B shares and 200,000 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $2,454,500. In addition, the Board of Directors has authorized the issuance of an aggregate of 500,000 shares of its common stock, 1,700,000 shares of its Preferred A shares, 142,450 shares of its Preferred B shares to accredited and non-accredited investors for services rendered valued at an aggregate of $5,296,650. In addition, the Board of Directors has authorized a net aggregate of 286,050,421 common shares in settlement of the Weese lawsuit. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2013 is $103,718.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempted to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. The Company has recorded a $1,101,177 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,177. The lawsuit has been settled and dismissed on April 7, 2015.

On June 17, 2015, the United States Securities and Exchange Commission (“SEC”) entered an Order of Suspension of Trading, File No. 500-1, regarding our common stock, stating that it appears to the SEC that there is a lack of current and accurate information concerning our securities because we are delinquent in our periodic filings with the SEC and had not filed any periodic report with the SEC since our Form 10-K for the fiscal year ending December 31, 2013 (the “Order”). The Order states that the SEC is of the opinion that the public interest and the protection of investors required a suspension of trading in our securities. Pursuant to Section 12(k) of the Securities Exchange Act of 1934 and the Order, trading in our securities has been suspended for the period from 9:30 a.m. EDT on June 17, 2015, through 11:59 p.m. EDT on June 30, 2015. In response, we are accelerating our existing efforts to complete and file all delinquent periodic filings and hope to have them completed and filed prior to June 30, 2015. Our shares of common stock were previously traded on OTC Link (formerly the OTC Bulletin Board). Securities traded over-the-counter are subject to Rule 15c-211 regarding resumption of trading. As a result, we are uncertain whether or when our shares will resume trading on the OTC Link following expiration of the trading suspension.

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

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the six month period ending June 30, 2012, we generated revenues of $42,046. Costs of Goods Sold was $30,632 yielding a gross profit of $11,414. Loss from operations for the six months ending June 30, 2012 was $3,250,926. Other Income and Expense, net was $3,498,449 primarily due to the change in fair value of our derivative liabilities. During the six months ending June 30, 2013, we generated net revenues of $34,008. This consisted of gross revenues of $547,603. This represented a growth of 1,202% over the same period in 2012. The majority of the sales were with DynoGreen Tech (“DGT”), a distributor in the Middle East. In addition to acquiring in excess of $500,000 of DynoValve products in the first six months of 2013, DGT acquired Company stock and were issued short term stock options under their licensing agreement. Under GAAP guidance, the stock options were considered a sales incentive and were netted against DGT sales with the excess value expensed as stock based compensation. DGT is considered a related party. Excluding related party revenue, sales decreased for the first six months from $42,046 in 2012 to $34,008 in 2013. Costs of Goods Sold was $306,409 for the six months ending June 30, 2013 yielding a gross loss of $(272,401). The negative gross profit is primarily a function of the sales discounts to DGT. Loss from operations for the six months ending June 30, 2013 was $3,593,609. The loss is in line with the 2012 loss for the same period. Other Income and Expense, net for the six months ending June 30, 2013 was $(8,708,838) primarily due to the change in the fair value of our derivative liabilities. Net loss for the six months ending June 30, 2013 was $12,302,447. The large increase in the loss is due to the change in the fair value of our derivative liabilities.

During the three month period ending June 30, 2012, we generated revenues of $29,330. Costs of Goods Sold was $21,121 yielding a gross profit of $8,209. Loss from operations for the three months ending June 30, 2012 was $548,737. Other Income and Expense, net was $3,682,426 primarily due to the change in fair value of our derivative liabilities. During the three months ending June 30, 2013, we generated net revenues of $10,437. This consisted of gross revenues of $524,032. This represented a growth of 1,687% over the same period in 2012. The majority of the sales were with DGT, a distributor in the Middle East. In addition to acquiring in excess of $500,000 of DynoValve products in the three months ending June 30, 2013, DGT acquired Company stock and were issued short term stock options under their licensing agreement. Under GAAP guidance, the stock options were considered a sales incentive and were netted against DGT sales with the excess value expensed as stock based compensation. DGT is considered a related party. Excluding related party revenue, sales decreased in the three months ending June 30 from $29,330 in 2012 to $10,437 in 2013. Costs of Goods Sold during the three months ending June 30, 2013 was $289,920 yielding a gross loss of $(279,483). The negative gross profit is primarily a function of the sales discounts to DGT. Loss from operations for the three months ending June 30, 2013 was $2,217,942. The loss is an increase over the same period in 2012 primarily due to stock based compensation. Other Income and Expense, net for the three months ending June 30, 2013 was $(4,536,530) primarily due to the change in the fair value of our derivative liabilities. Net loss for the three months ending June 30, 2013 was $6,754,472. The large increase in the loss is due to the change in the fair value of our derivative liabilities.

As of June 30, 2013, we have accumulated net losses of $296,147,889. Additionally, at June 30, 2013, we are in a negative working capital position of $16,127,242 and a stockholders' deficit position $16,105,550. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2013, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

During the periods ended June 30, 2013 and 2012, we had limited sales and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation as we grow sales. Additional financing will need to be obtained. Sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of June 30, 2013, the Company had $45,028 in cash.

Total current liabilities were $16,756,214 as of June 30, 2013, consisting of convertible debt, net, of $715,742, notes payable of $83,378, derivative liabilities of $12,603,530, accounts payable and accrued liabilities of $1,896,591, settlement payable of $1,101,177, rescission liability of $103,718 and accounts payable assumed in recapitalization of $159,295.

We incurred net losses of $296,147,889 during the period from inception, August 13, 2002, to June 30, 2013. In addition, at June 30, 2013, we were in a negative working capital position of $16,127,242 and had a stockholders' deficit of $16,105,550. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $553,535 per month, for the six months ended June 30, 2013.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2013, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2013 is $103,718.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempted to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. The Company has recorded a $1,101,177 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,177. The lawsuit has been settled and dismissed on April 7, 2015.

On June 17, 2015, the United States Securities and Exchange Commission (“SEC”) entered an Order of Suspension of Trading, File No. 500-1, regarding our common stock, stating that it appears to the SEC that there is a lack of current and accurate information concerning our securities because we are delinquent in our periodic filings with the SEC and had not filed any periodic report with the SEC since our Form 10-K for the fiscal year ending December 31, 2013 (the “Order”). The Order states that the SEC is of the opinion that the public interest and the protection of investors required a suspension of trading in our securities. Pursuant to Section 12(k) of the Securities Exchange Act of 1934 and the Order, trading in our securities has been suspended for the period from 9:30 a.m. EDT on June 17, 2015, through 11:59 p.m. EDT on June 30, 2015. In response, we are accelerating our existing efforts to complete and file all delinquent periodic filings and hope to have them completed and filed prior to June 30, 2015. Our shares of common stock were previously traded on OTC Link (formerly the OTC Bulletin Board). Securities traded over-the-counter are subject to Rule 15c-211 regarding resumption of trading. As a result, we are uncertain whether or when our shares will resume trading on the OTC Link following expiration of the trading suspension.

We may become involved in material legal proceedings in the future.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months period ended June 30, 2013, the Company issued the following:

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

Since June 30, 2013, the Board of Directors authorized the issuance of an aggregate of 20,751,666 shares of its Preferred A shares, 332,060 shares of its Preferred B shares and 200,000 of its Preferred C shares to accredited and non-accredited investors for total proceeds of $2,454,500. In addition, the Board of Directors has authorized a net aggregate of 286,050,421 common shares in settlement of the Weese lawsuit. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

SaviCorp

Date: June 24, 2015	By: /s/ SERGE MONROS
Serge Monros
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: June 24, 2015	By: /s/ SERGE MONROS
Serge Monros
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

