Form 10-Q
period 2014-06-30
SaviCorp
filed 2015-06-26
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2014

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

As of June 24, 2015 there were 6,280,561,383 shares of issuer’s common stock outstanding.

SAVI MEDIA GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending June 30, 2014

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Balance Sheets:
June 30, 2014 and December 31, 2013	3

Statements of Operations:
For the three months and six months ended June 30, 2014 and 2013	4

Statement of Stockholders’ Deficit
For the period from December 31, 2012 to June 30, 2014	5

Statements of Cash Flows:
For the six months ended June 30, 2014 and 2013	6

Notes to Unaudited Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Changes in Securities	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURES	28

PART I. FINANCIAL INFORMATION

SaviCorp

BALANCE SHEETS

June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$10,040	$60,612
Accounts Receivable	5,290	6,615
Inventory	260,894	51,325
Prepaid expenses	19,333	18,333
Total current assets:	295,557	136,885

Long term assets:
Net fixed assets	17,837	22,233

Total assets	$313,394	$159,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, in default	$511,440	$511,440
Related party convertible debt, in default	204,302	204,302
Notes payable, net of unamortized discount of $2,269 and $0	82,331	32,600
Notes payable, in default	10,778	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	2,747,108	2,388,059
Related party accounts payable	66,332	–
Accounts payable assumed in recapitalization	159,295	159,295
Settlements payable	1,101,179	1,101,179
Rescission Liability	865,407	784,809
Derivative liabilities - embedded derivatives	3,804,878	3,848,923
Derivative liabilities - warrants	1,809,767	1,382,612
Total current liabilities	11,377,817	10,438,997

Total liabilities	11,377,817	10,438,997

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 28,000,000 shares authorized, 24,955,143 and 12,963,233 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	24,955	12,963
Series B convertible preferred stock; $0.001 par value, shares authorized, 56,250 and none issued and outstanding at June 30, 2014 and December 31, 2013, respectively	56	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,755,697 and 8,755,697 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	8,756	8,756
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 5,952,260,962 and 5,970,327,673 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5,952,261	5,970,328
Stock payable	1,420,384	1,420,384
Subscription Receivable	(1,000)	–
Additional paid-in capital	275,363,811	273,114,451
Accumulated deficit	(293,833,646)	(290,806,761)

Total stockholders' deficit	(11,064,423)	(10,279,879)

Total liabilities and stockholders' deficit	$313,394	$159,118

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF OPERATIONS

For the 3 and 6 Months Ended June 30, 2014 and 2013

(unaudited)

	For the three months ended:		For the six months ended:
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$21,075	$10,437	$24,616	$34,008

Cost of Goods Sold	14,250	289,920	17,505	306,409

Gross Profit (loss)	6,825	(279,483)	7,111	(272,401)

Operating costs and expenses:
General and administrative expenses	$1,538,543	$1,938,459	$2,366,674	$3,321,208

Loss from operations	$(1,531,718)	$(2,217,942)	$(2,359,563)	$(3,593,609)

Other income and (expenses):
Gain on debt settlement	–	104,669	–	104,669
Gain on legal settlement	–	–	–	479,075
Change in fair value of financial instruments	273,242	(4,876,934)	(547,671)	(11,322,091)
Change in fair value of rescission liability	(120,897)	258,607	(80,598)	2,079,826
Interest expense	(21,976)	(22,872)	(39,053)	(50,317)

Total other income and (expenses), net	130,369	(4,536,530)	(667,322)	(8,708,838)

Net loss	$(1,401,349)	$(6,754,472)	$(3,026,885)	$(12,302,447)

Weighted average shares outstanding	5,963,469,753	5,750,179,945	5,960,928,387	5,484,301,566
Weighted average shares outstanding-diluted	5,963,469,753	5,750,179,945	5,960,928,387	5,484,301,566

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period from December 31, 2012 to June 30, 2014

(unaudited)

									Additional
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-In	Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Total
Balance at December 31, 2012	5,953,233	$5,953	–	$–	4,409,609	$4,409	4,756,016,619	$4,756,017	$269,428,248	$–	$1,406,768	$(283,845,442)	$(8,244,047)

Common and preferred stock issued in exchange for consulting services and employee compensation	1,351,667	1,352	–	–	60,000	60	749,900,000	749,900	1,189,705	–	–	–	1,941,017

Common and preferred stock issued for cash under Regulation D offering	9,450,000	9,450	–	–	4,488,500	4,489	567,652,694	567,653	786,858	–	–	–	1,368,450

Conversion of Preferred A to common	(300,000)	(300)	–	–	–	–	30,000,000	30,000	(29,700)	–	–	–	–

Conversion of debt for common	–	–	–	–	–	–	50,000,000	50,000	131,708	–	–	–	181,708

Stock Options issued with license agreement	–	–	–	–	–	–	–	–	1,500,683	–	–	–	1,500,683

Imputed interest on related party debt	–	–	–	–	–	–	–	–	13,261	–	–	–	13,261

Stock bought back from investors	–	–	–	–	–	–	(3,500,000)	(3,500)	(10,500)	–	–	–	(14,000)

Net stock received in settlement agreements	–	–	–	–	–	–	(12,156,250)	(12,156)	(53,475)	–	–	–	(65,631)

Common stock repaid by Company	–	–	–	–	–	–	78,414,606	78,414	773,354	–	(851,768)	–	–

Common and preferred stock loaned to Company	(3,491,423)	(3,491)	–	–	(202,412)	(202)	(246,000,000)	(246,000)	(615,691)	–	865,384	–	–

Net income	–	–	–	–	–	–	–	–	–	–	–	(6,961,318)	(6,961,318)

Balance at December 31, 2013	12,963,477	$12,963	–	$–	8,755,697	$8,756	5,970,327,669	$5,970,328	$273,114,451	$–	$1,420,384	$(290,806,761)	$(10,279,879)

Common stock issued in exchange for consulting services and employee compensation	1,300,000	1,300	50,000	50	–	–	500,000	500	1,604,200	–	–	–	406,050

Common and preferred stock issued for cash under Regulation D offering	9,976,666	9,977	6,250	6	–	–	–	–	473,517	(1,000)	–	–	482,500

Conversion of common to Preferred A	700,000	700	–	–	–	–	(70,000,000)	(70,000)	69,300	–	–	–	–

Shares issued with debt	15,000	15	–	–	–	–	–	–	4,335	–	–	–	4,350

Imputed interest on related party debt	–	–	–	–	–	–	–	–	1,880	–	–	–	1,880

Stock issued upon exercise of warrants	–	–	–	–	–	–	71,433,289	71,433	93,128	–	–	–	164,561

Stock bought back from shareholders	–	–	–	–	–	–	(20,000,000)	(20,000)	3,000	–	–	–	(17,000)

Net loss	–	–	–	–	–	–	–	–	–		–	(3,026,885)	(3,026,885)

Balance June 30, 2014 (unaudited)	24,955,143	$24,955	56,250	$56	8,755,697	$8,756	5,952,260,962	$5,952,261	275,363,811	$(1,000)	$1,420,384	(293,833,646)	$(11,064,423)

The accompanying notes are an integral part of the unaudited financial statements

SaviCorp

STATEMENTS OF CASH FLOWS

For the Periods Ended June 30, 2014 and 2013

(unaudited)

	For the six months ended:
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(3,026,885)	$(12,302,447)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory common, preferred stock and warrant issuances	1,606,050	3,441,700
Imputed interest	1,880	11,717
Interest expense recognized on issuance and
through accretion of discount on debt	2,081	7,810
Change in fair value of derivatives	547,671	11,322,091
Change in fair value of rescission and legal liability	80,598	(2,558,901)
Gain on extinguishment of debt	–	(104,669)
Depreciation expense	4,396	2,449
Changes in operating assets and liabilities:
Changes in accounts receivable	1,325	(213,490)
Changes in inventory	(209,569)	43,287
Changes in pre-paid assets	(1,000)	(236,911)
Changes in related party accounts payable	66,332	(152,162)
Changes in accounts payable and accrued liabilities	359,049	(11,979)
Net cash used by operating activities	(568,072)	(751,505)

Cash flows from investing activities:
Acquisition of equipment	–	(9,356)
Net cash used in investing activities	–	(9,356)

Cash flows from financing activities:
Proceeds(net payments) from(on) notes payable	52,000	(76,400)
Stock purchases	(17,000)	(7,000)
Proceeds from sale of common and preferred stock	482,500	878,450
Net cash provided by financing activities	517,500	795,050

Net increase(decrease) in cash and cash equivalents	(50,572)	34,189
Cash and cash equivalents at beginning of period	60,612	10,839
Cash and cash equivalents at end of period	$10,040	$45,028

The accompanying notes are an integral part of the unaudited financial statements

SAVICORP

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2014 and June 30, 2013 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash equivalents of $10,040 as of June 30, 2014 and $60,612 as of December 31, 2013.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $1,606,050 and $3,441,700 for the periods ended June 30, 2014 and June 30, 2013, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2014, the Company had limited operations and resources. At June 30, 2014, the Company is in a negative working capital position of $11,082,260 and has a stockholders' deficit of $11,064,423. Additionally, as of June 30, 2014 the Company faced substantial challenges to future success as follows:

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

3.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013

Trade accounts payable	$1,204,991	$838,701
Accrued wages payable	1,448,336	1,289,565
Accrued interest expense	93,781	259,793

	$2,747,108	$2,388,059

4.	Accounts Payable and Accrued Liabilities – Related Party

The $15,000 amount due at December 31, 2013 and June 30, 2014 consist of $10,000 to Serge Monros and $5,000 to Greg Sweeney for payments made on behalf of the Company related to the Herrera Settlement.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2014 is $865,407.

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

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2012 to June 30, 2014:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2012	$1,198,628	$321,680	$1,520,308
Change due to Exercise/Conversion	(238,869)	–	(238,869)
Change in Fair Value	2,889,164	1,060,932	3,950,096
Fair value at December 31, 2013	$3,848,923	$1,382,612	$5,231,535
Change due to Exercise/Conversion	–	(164,561)	(164,561)
Change in Fair Value	(44,045)	591,716	547,671
Fair value at June 30, 2014	$3,804,878	$1,809,767	$5,614,645

For the periods ended June 30, 2014 and June 30, 2013, net derivative loss was $547,671 and $11,322,091 respectively.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	June 30, 2014	December 31, 2013
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.04-0.47%	.10%-0.38%
Volatility	155%	193%
Maturity dates	0.08-2.41 years	0.57-2.41 years
Stock Price	0.0024	0.0026

The Cornell warrants issued on July 24, 2011 (initial 25,000,000 warrants with an exercise price of $0.0119 and an expiration date of July 10, 2014 reset to 595,000,000 warrants at $0.0005) had a term remaining of 0.28 years at June 30, 2014. The exercise price was reset on January 30, 2013 to $0.0003 and the number of warrants increased to 991,666,667. During the period ending June 30, 2014, Cornell exercised 80,362,450 warrants on a cashless basis and were issued 71,433,289 shares. The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of December 31, 2012 and June 30, 2014.

9.	Convertible Debt

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0003) subject to anti-dilution protection. This note was in default as of June 30, 2014 due to lack of payment upon maturity.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Contractual balance, in default	$511,440	$511,440
Less unamortized discount	–	–

Convertible debt	$511,440	$511,440

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

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0003) subject to anti-dilution protection. This note was in default as of June 30, 2014 due to lack of payment upon maturity.

Following is an analysis of convertible debt - related party at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Contractual balance, in default	$204,302	$204,302
Less unamortized discount	–	–

Convertible debt	$204,302	$204,302

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

Following is an analysis of convertible debt due Steve Botkin at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Contractual balance	$–	$–
Less unamortized discount	–	–
Convertible debt	$–	$–

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

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of June 30, 2014 and December 31, 2013 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

On March 25, 2014, the Company issued Chul Chung a promissory note in exchange for $20,000. The note matures on September 25, 2014 and bears interest at 12% per year. The Company issued 15,000 series A preferred shares as consideration for the loan. The shares were valued at $4,350 and are a debt discount amortized over the life of the note.

On April 3, 2014, the Company issued John Fromberg a promissory note in exchange for $25,000. The note has no maturity date and bears interest at 22.9% per year. On June 12, 2014, the Company issued Carole Klove a promissory note in exchange for $20,000. The note matures on June 12, 2015 and bears interest at 12% per year.

A settlement agreement was reached with Botkin on April 8, 2013 with respect to his convertible promissory note (See Note 9). The Company issued a note payable to Botkin for $67,600. The note bears no interest.

11.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the periods ended June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Net income/(loss) before income taxes	$(3,026,885)	$(6,961,318)

The components of the Company's deferred tax assets at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Deferred tax assets
Liabilities
Loss carry-forwards	$4,508,069	$4,239,943
Valuation allowance	(4,508,069)	(4,239,943)
	$–	$–

At June 30, 2014, the Company had generated US net operating loss carry-forwards of approximately $13,259,027 which will expire in various years between 2013 and 2030. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At June 30, 2014 and December 31, 2013, the Company has no uncertain tax positions.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2014 is $865,407.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempted to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. As of June 30, 2014, the Company has recorded a $1,101,179 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,179. The lawsuit has been settled and dismissed on April 7, 2015.

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

Common Stock

Following is a description of transactions affecting common stock for the year ended December 31, 2013 and the six months ended June 30, 2014.

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

In June 2013, the Board of Directors authorized the issuance of 50,000,000 common shares to accredited investors in exchange for $15,000 of convertible debt and the related $166,708 derivative liability. The Company recorded no gain or loss on the transaction as the conversion was within the terms of the convertible note.

Throughout the year, the Board of Directors also authorized the issuance of 749,900,000 common shares for services rendered by independent contractors. The issuances were valued based on the closing market value of the stock on the date of grant totaling 1,231,300.

Throughout the year, 300,000 Preferred A shares were converted to 30,000,000 common shares. There was no gain or loss on this transaction.

Throughout the year, 3,500,000 common shares were bought back for $14,000.

Throughout the year, 246,000,000 common shares were loaned to the company and 78,414,606 common shares were issued to repay stock payable.

Period Ended June 30, 2014

In March 2014, 71,433,289 shares were issued upon the cashless exercise of 80,362,450 warrants.

Throughout the period, the Board of Directors also authorized the issuance of 500,000 common shares for services rendered by independent contractors. These issuances were valued based on the closing market value of the stock on the date of grant totaling $1,050.

Throughout the year, 20,000,000 common shares were bought back for $17,000.

Throughout the period, 70,000,000 common shares were converted to 700,000 Preferred A shares. Since the market values of the two instruments were the same, there was no gain or loss on this transaction.

Stock Options

Gene-Cell, Inc., the company, used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates ranged from March, 2012 through July, 2012. There are no stock options outstanding as of June 30, 2014.

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan as of June 30, 2014.

Stock Warrants

In connection with the a repayment agreement, we agreed to issue to YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at an exercise price of $0.0119. The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stock. The exercise price was reset on August 8, 2011 to $0.0005 and the number of warrants increased to 595,000,000. The exercise price was reset on January 30, 2013 to $0.0003 and the number of warrants increased to 991,666,667. In March, 2014, the holder exercised 80,362,450 warrants on a cashless basis and were issued 71,433,289 shares of common stock. This relieved $164,561 of derivative liability associated with the warrants that were exercised.

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

As of June 30, 2014 the following warrants remain outstanding:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
911,304,217	$0.0003	0.04
5,000,000	0.0100	0.84
666,667	0.0150	0.26

916,970,884	$0.0004

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

Following is a description of transactions affecting preferred stock for the year ended December 31, 2013 and the six months ended June 30, 2014.

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

Period Ended June 30, 2014

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

In June 2014, the Board of Directors authorized the issuance of 6,667 Preferred A shares to accredited and non-accredited investors for a subscription receivable of $1,000.

Throughout the period, 70,000,000 common shares were converted to 700,000 Preferred A shares. There was no gain or loss on these transactions.

Throughout the period, 15,000 Preferred A shares, valued at $4,350 were issued to lenders as consideration for issuing debt to the Company. The shares were valued based on the closing market price on the date of the grant. The $4,350 is a discount to the note payable and is amortized over the life of the note.

Throughout the period, the Board of Directors also authorized the issuance of 1,300,000 Preferred A shares and 50,000 Preferred B shares for services rendered by independent contractors. These issuances were valued based on the closing market value of the stock on the respective dates of grant totaling $1,606,050.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at June 30, 2014

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	2,495,514,300
Series B Preferred Stock convertible to common stock on a 10,000 for 1 basis	562,500,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	875,569,700

Total	3,933,583,000

Other Equity Transactions

Six Months Ended June 30, 2013

Interest was imputed on non-interest bearing related party debt in the amount of $11,717 and credited to additional paid in capital.

Six Months Ended June 30, 2014

Interest was imputed on non-interest bearing related party debt in the amount of $1,880 and credited to additional paid in capital.

14.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the periods ended June 30, 2014 and December 31, 2013.

During 2007, 2008, 2009, 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2013, the Company owed Serge Monros $767,067 in accrued wages. At June 30, 2014, the Company owed Serge Monros $858,313 in accrued wages and HDV $66,332.

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

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. The note matured and is currently in default due to lack of payment at maturity. The principal balance at December 31, 2013 and June 30, 2014 is $204,302.

In August, 2011 His Divine Vehicle loaned 2,000,000 Preferred C shares and the 200,000,000 common shares to the Company.

In January, 2013, His Divine Vehicle loaned 196,000,000 common shares, 3,491,423 Preferred A shares and 202,412 Preferred C shares to the Company.

In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various international territories. The consideration for the agreement was guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment. The Company is currently in default on this agreement. As part of this agreement, the Company acquires inventory from His Divine Vehicle. The Company acquired $232,594 in inventory during the six months ended June 30, 2014 and $378,930 of inventory for the year ended December 31, 2013.

15.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the periods ended June 30, 2014 and June 30, 2013, the Company engaged in various non-cash investing and financing activities as follows:

	2014	2013
Settlement of Convertible Debt and Derivative Liabilities with common stock	$164,561	$181,708
Settlement of Botkin Debt	$–	$125,351
Conversion of Preferred Stock into Common Stock	$70,000	$30,000
Stock Issued with Debt	$4,350	$–
Bingham Equity Settlement of Accounts Payable	$–	$50,469
Preferred Stock Loaned/Common Stock Issued for Stock Payable	$–	$171,278

During the periods ended June 30, 2014 and June 30, 2013, the Company made no interest payments and no income tax payments.

16.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2013 and June 30, 2014, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of June 30, 2014 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$5,614,645	$(547,671)
Settlements Payable	–	1,101,179	–	–
Rescission Liability	–	865,407	–	(80,598)
Fair Value at June 30, 2014	$–	$1,966,586	$5,614,645	$(628,269)

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2013 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$5,231,535	$(3,950,096)
Settlements Payable	–	1,101,179	–	479,073
Rescission Liability	–	784,809	–	1,038,590
Fair Value at December 31, 2013	$–	$1,885,988	$5,231,535	$(2,432,433)

17.   Subsequent Events.

Stock Issuances:

Since June 30, 2014, the Board of Directors authorized the issuance of an aggregate of 2,325,000 shares of its Preferred A shares and 325,810 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $1,481,000. In addition, the Board of Directors has authorized the issuance of an aggregate of 400,000 shares of its Preferred A shares and 92,450 shares of its Preferred B shares to accredited and non-accredited investors for services rendered valued at an aggregate of $3,690,600. In addition, the Board of Directors has authorized a net aggregate of 286,050,421 common shares in settlement of the Weese lawsuit. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2014 is $865,407.

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

Major Contracts:

In September, 2014, the Company entered into a 5 year licensing agreement with Beijing FlyingGlob Environmental Technology Limited Company, a company established in the People’s Republic of China. According to the terms of the Agreement, FlyingGlob will promote, distribute and sell SaviCorp's signature line of DynoValve® automotive products within its exclusive territory, which is defined as the People's Republic of China and the Special Administrative Regions of Hong Kong and Macau.

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

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the six month period ending June 30, 2013, we generated revenues of $34,008. This consisted of gross revenues of $547,603. The majority of the sales were with DynoGreen Tech (“DGT”), a distributor in the Middle East. In addition to acquiring in excess of $500,000 of DynoValve products in the first six months of 2013, DGT acquired Company stock and were issued short term stock options under their licensing agreement. Under GAAP guidance, the stock options were considered a sales incentive and were netted against DGT sales with the excess value expensed as stock based compensation. DGT is considered a related party. Costs of Goods Sold was $306,409 for the six months ending June 30, 2013 yielding a gross loss of $(272,401). The gross loss was primarily a function of the sales discounts to DGT. Loss from operations for the six months ending June 30, 2013 was $3,593,609. Other Income and Expense, net for the six months ending June 30, 2013 was $(8,708,838) primarily due to the change in the fair value of our derivative liabilities. Net loss for the six months ending June 30, 2013 was $12,302,447. During the period ending June 30, 2014, we generated revenues of $24,616. Costs of Goods Sold was $17,505 yielding a gross profit of $7,111. This is a decrease in revenue over the same period in 2013 as revenues slowed when DGT discontinued purchases in default of their distribution agreement. Loss from operations for the period ending June 30, 2014 was $2,359,563. The large decrease in the loss was primarily due to a reduction in stock based compensation paid in 2014. Other Income and Expense, net was $(667,322) primarily due to the change in the fair value of our derivative liabilities. Net loss was $3,026,855. The large decrease in the loss was primarily due to the change in fair value of our derivative liabilities in 2013.

During the three months ending June 30, 2013, we generated net revenues of $10,437. This consisted of gross revenues of $524,032. The majority of the sales were with DGT. In addition to acquiring in excess of $500,000 of DynoValve products in the three months ending June 30, 2013, DGT acquired Company stock and were issued short term stock options under their licensing agreement. Under GAAP guidance, the stock options were considered a sales incentive and were netted against DGT sales with the excess value expensed as stock based compensation. DGT is considered a related party. Costs of Goods Sold during the three months ending June 30, 2013 was $289,920 yielding a gross loss of $(279,483). The gross loss was primarily a function of the sales discounts to DGT. Loss from operations for the three months ending June 30, 2013 was $2,217,942. Other Income and Expense, net for the three months ending June 30, 2013 was $(4,536,530) primarily due to the change in the fair value of our derivative liabilities. Net loss for the three months ending June 30, 2013 was $6,754,472. During the three months ending June 30, 2014, we generated revenues of $21,075. Costs of Goods Sold was $14,250 yielding a gross profit of $6,825. This is a decrease in revenue over the same period in 2013 as revenues slowed when DGT discontinued purchases in default of their distribution agreement. Loss from operations for the three months ending June 30, 2013 was $1,531,718. This was a decrease in the loss primarily due to a reduction in stock based compensation. Other Income and Expense, net was a $130,319 gain primarily due to the change in fair value of our derivative liabilities. Net loss for the three months ending June 30, 2014 was $1,401,349. The large decrease in the loss was primarily due to the change in the fair value of the derivative liabilities.

As of June 30, 2014, we have accumulated net losses of $293,833,646. Additionally, at June 30, 2014, we are in a negative working capital position of $11,082,260 and a stockholders' deficit position $11,064,423. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2014, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

During the periods ended June 30, 2014 and 2013, we had limited sales and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation as we grow sales. Additional financing will need to be obtained. Sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of June 30, 2014, the Company had $10,040 in cash.

Total current liabilities were $11,377,817 as of June 30, 2014, consisting of convertible debt, of $715,742, notes payable of $108,109, derivative liabilities of $5,614,645, accounts payable and accrued liabilities of $2,747,108, related party payables of $66,332, settlement payable of $1,101,179, rescission liability of $865,407 and accounts payable assumed in recapitalization of $159,295.

We incurred net losses of $293,833,646 during the period from inception, August 13, 2002, to June 30, 2014. In addition, at June 30, 2014, we were in a negative working capital position of $11,082,260 and had a stockholders' deficit of $11,064,423. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $394,446 per month, for the period ended June 30, 2014.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2014, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of June 30, 2014 is $865,407.

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

For the six months ended June 30, 2014, the Company issued the following:

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

In June 2014, the Board of Directors authorized the issuance of 6,667 Preferred A shares to accredited and non-accredited investors for a subscription receivable of $1,000.

Since June 30, 2014, the Board of Directors authorized the issuance of an aggregate of 2,325,000 shares of its Preferred A shares and 325,810 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $1,481,000. In addition, the Board of Directors has authorized a net aggregate of 286,050,421 common shares in settlement of the Weese lawsuit. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

SaviCorp

Date: June 26, 2015	By: /s/ SERGE MONROS
Serge Monros
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: June 26, 2015	By: /s/ SERGE MONROS
Serge Monros
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

