Form 10-Q
period 2014-09-30
SaviCorp
filed 2015-06-29
CIK 1096637

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2014

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

As of June 25, 2015 there were 6,280,561,383 shares of issuer’s common stock outstanding.

SAVI MEDIA GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Financial Statements

SaviCorp

BALANCE SHEETS

September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$75,443	$60,612
Accounts Receivable	67	6,615
Inventory	256,151	51,325
Prepaid expenses	53,436	18,333
Total current assets:	385,097	136,885

Long term assets:
Net fixed assets	15,639	22,233

Total assets	$400,736	$159,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible debt, in default	$526,440	$511,440
Related party convertible debt, in default	204,302	204,302
Notes payable, net of unamortized discount of $46,250 and $0	78,750	32,600
Notes payable, in default	10,778	10,778
Notes payable, related party, in default	15,000	15,000
Accounts payable and accrued liabilities	2,833,829	2,388,059
Related party accounts payable	13,976	–
Accounts payable assumed in recapitalization	159,295	159,295
Settlements payable	1,101,179	1,101,179
Rescission Liability	109,437	784,809
Derivative liabilities - embedded derivatives	10,113,603	3,848,923
Derivative liabilities - warrants	–	1,382,612
Total current liabilities	15,166,589	10,438,997

Total liabilities	15,166,589	10,438,997

Commitments and contingencies	–	–

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value, 28,000,000 shares authorized, 27,480,143 and 12,963,233 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	27,480	12,963
Series B convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, 126,306 and none issued and outstanding at September 30, 2014 and December 31, 2013, respectively	126	–
Series C convertible preferred stock; $0.001 par value, 10,000,000 shares authorized, 8,455,697 and 8,755,697 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	8,456	8,756
Common stock: $0.001 par value, 6,000,000,000 shares authorized, 5,982,260,962 and 5,970,327,673 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,982,261	5,970,328
Stock payable	1,420,384	1,420,384
Additional paid-in capital	275,822,224	273,114,451
Accumulated deficit	(298,026,784)	(290,806,761)

Total stockholders' deficit	(14,765,853)	(10,279,879)

Total liabilities and stockholders' deficit	$400,736	$159,118

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

STATEMENTS OF OPERATIONS

For the 3 and 9 Months Ended September 30, 2014 and 2013

(unaudited)

	For the three months ended:		For the nine months ended:
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$702	$5,406	$25,318	$39,414

Cost of Goods Sold	1,327	89,327	18,832	395,736

Gross Profit (loss)	(625)	(83,921)	6,486	(356,322)

Operating costs and expenses:
General and administrative expenses	$465,372	$509,777	$2,832,046	$3,830,985

Loss from operations	$(465,997)	$(593,698)	$(2,825,560)	$(4,187,307)

Other income and (expenses):
Gain on debt settlement	–	–	–	104,669
Gain on legal settlement	–	–	–	479,073
Change in fair value of financial instruments	(4,419,335)	4,892,911	(4,967,006)	(6,429,180)
Change in fair value of rescission liability	755,970	(320,399)	675,372	1,759,429
Interest expense	(63,776)	(17,072)	(102,829)	(67,389)

Total other income and (expenses), net	(3,727,141)	4,555,440	(4,394,463)	(4,153,398)

Net profit (loss)	$(4,193,138)	$3,961,742	$(7,220,023)	$(8,340,705)

Weighted average shares outstanding	5,953,565,310	5,971,727,669	5,958,447,057	5,653,983,624
Weighted average shares outstanding-diluted	5,953,565,310	7,613,645,069	5,958,447,057	5,653,983,624

Net profit (loss) per common share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net profit (loss) per common share - diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From December 31, 2012 to September 30, 2014

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance at December 31, 2012	5,953,233	$5,953	–	$–	4,409,609	$4,409	4,756,016,623	$4,756,017	269,428,248	$1,406,768	(283,845,442)	$(8,244,047)

Common stock issued in exchange for consulting services and employee compensation	1,351,667	1,352	–	–	60,000	60	749,900,000	749,900	1,189,705	–	–	1,941,017

Common and preferred stock issued for cash under Regulation D offering	9,450,000	9,450	–	–	4,488,500	4,489	567,652,694	567,653	786,858	–	–	1,368,450

Conversion of Preferred A to common	(300,000)	(300)	–	–	–	–	30,000,000	30,000	(29,700)	–	–	–

Conversion of debt for common	–	–	–	–	–	–	50,000,000	50,000	131,708	–	–	181,708

Stock options issued with license agreement	–	–	–	–	–	–	–	–	1,500,683	–	–	1,500,683

Imputed interest on related party debt	–	–	–	–	–	–	–	–	13,261	–	–	13,261

Stock bought back from investors	–	–	–	–	–	–	(3,500,000)	(3,500)	(10,500)	–	–	(14,000)

Net stock received in settlement agreements	–	–	–	–	–	–	(12,156,250)	(12,156)	(53,475)	–	–	(65,631)

Common stock repaid by Company	–	–	–	–	–	–	78,414,606	78,414	773,354	(851,768)	–	–

Common and preferred stock loaned to Company	(3,491,423)	(3,491)	–	–	(202,412)	(202)	(246,000,000)	(246,000)	(615,691)	865,384	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	(6,961,318)	(6,961,318)

Balance at December 31, 2013	12,963,477	$12,963	–	$–	8,755,697	$8,756	5,970,327,673	$5,970,328	273,114,451	$1,420,384	(290,806,761)	$(10,279,879)

Common stock issued in exchange for consulting services and employee compensation	1,400,000	1,400	50,000	50	–	–	500,000	500	1,672,100	–	–	1,674,050

Common and preferred stock issued for cash under Regulation D offering	12,201,666	12,202	76,306	76	–	–	–	–	901,222	–	–	913,500

Conversion of common to Preferred A	700,000	700	–	–	–	–	(70,000,000)	(70,000)	69,300	–	–	–

Conversion of Preferred C to common	–	–	–	–	(300,000)	(300)	30,000,000	30,000	(29,700)	–	–	–

Shares issued with debt	215,000	215	–	–	–	–	–	–	(4,488)	–	–	(4,273)

Imputed interest on related party debt	–	–	–	–	–	–	–	–	3,211	–	–	3,211

Stock issued upon exercise of warrants	–	–	–	–	–	–	71,433,289	71,433	93,128	–	–	164,561

Stock bought back from shareholders	–	–	–	–	–	–	(20,000,000)	(20,000)	3,000	–	–	(17,000)

Net loss	–	–	–	–	–	–	–	–	–	–	(7,220,023)	(7,220,023)

Balance at September 30, 2014 (unaudited)	27,480,143	$27,480	126,306	$126	8,455,697	$8,456	5,982,260,962	$5,982,261	275,822,224	$1,420,384	(298,026,784)	$(14,765,853)

The accompanying notes are an integral part of the unaudited financial statements.

SaviCorp

STATEMENTS OF CASH FLOWS

For the Periods Ended September 30, 2014 and 2013

(unaudited)

	For the nine months ended:
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	(7,220,023)	(8,340,705)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory common, preferred stock and warrant issuances	1,674,050	3,441,700
Imputed interest	3,211	13,180
Interest expense recognized on issuance and through accretion of discount on debt	26,600	67,997
Change in fair value of derivatives	4,967,006	6,429,180
Change in fair value of rescission and legal liability	(675,372)	(2,238,502)
Gain on extinguishment of debt	–	(104,669)
Depreciation expense	6,594	4,343
Changes in operating assets and liabilities:
Changes in accounts receivable	6,548	(106,014)
Changes in inventory	(204,826)	45,187
Changes in pre-paid assets	(35,103)	(86,411)
Changes in related party accounts payable	13,976	(242,792)
Changes in accounts payable and accrued liabilities	451,770	160,726
Net cash used by operating activities	(985,569)	(956,780)

Cash flows from investing activities:
Acquisition of equipment	–	(10,546)
Net cash used in investing activities	–	(10,546)

Cash flows from financing activities:
Proceeds(net payments) from(on) notes payable	103,900	(86,400)
Stock purchases	(17,000)	(7,000)
Proceeds from sale of common and preferred stock	913,500	1,061,450
Net cash provided by financing activities	1,000,400	968,050

Net increase in cash and cash equivalents	14,831	724
Cash and cash equivalents at beginning of period	60,612	10,839
Cash and cash equivalents at end of period	75,443	11,563

The accompanying notes are an integral part of the unaudited financial statements.

SAVICORP

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2014 and September 30, 2013 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash equivalents of $75,443 as of September 30, 2014 and $60,612 as of December 31, 2013.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $1,674,050 and $3,441,700 for the periods ended September 30, 2014 and September 30, 2013, respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 2014, the Company had limited operations and resources. At September 30, 2014, the Company is in a negative working capital position of $14,781,492 and has a stockholders' deficit of $14,765,853. Additionally, as of September 30, 2014 the Company faced substantial challenges to future success as follows:

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

3.	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities at September 30, 2014 and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
Trade accounts payable	$1,215,145	$838,701
Accrued wages payable	1,510,464	1,289,565
Accrued interest expense	108,220	259,793

	$2,833,829	$2,388,059

4.	Accounts Payable and Accrued Liabilities – Related Party

The $15,000 amount due at December 31, 2013 and September 30, 2014 consist of $10,000 to Serge Monros and $5,000 to Greg Sweeney for payments made on behalf of the Company related to the Herrera Settlement.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of September 30, 2014 is $109,437.

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

The following table summarizes the convertible debt and warrant liabilities derivative activity for the period December 31, 2012 to September 30, 2014:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at December 31, 2012	$1,198,628	$321,680	$1,520,308
Change due to Exercise/Conversion	(238,869)	–	(238,869)
Change in Fair Value	2,889,164	1,060,932	3,950,096
Fair value at December 31, 2013	$3,848,923	$1,382,612	$5,231,535
Change due to Exercise/Conversion	–	(164,561)	(164,561)
Change due to Issuances of convertible debt	79,623	–	79,623
Change in Fair Value	6,185,057	(1,218,051)	4,967,006
Fair value at September 30, 2014	$10,113,603	$–	$10,113,603

For the periods ended September 30, 2014 and September 30, 2013, net derivative loss was $4,967,006 and $6,429,180 respectively.

The lattice methodology was used to value the convertible notes and warrants issued, with the following assumptions.

Assumptions	September 30, 2014	December 31, 2013
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.12-0.58%	.10%-0.38%
Volatility	146%	193%
Maturity dates	0.08-2.41 years	0.57-2.41 years
Stock Price	0.0067	0.0026

The Cornell warrants issued on July 24, 2011 (initial 25,000,000 warrants with an exercise price of $0.0119 and an expiration date of July 10, 2014 reset to 595,000,000 warrants at $0.0005) had expired at September 30, 2014. The exercise price was reset on January 30, 2013 to $0.0003 and the number of warrants increased to 991,666,667. During the period ending September 30, 2014, Cornell exercised 80,362,450 warrants on a cashless basis and were issued 71,433,289 shares. The remaining warrants expired. The HDV and DSE convertible notes matured on April 1, 2010 and are in default as of December 31, 2012 and September 30, 2014.

During the period ending September 30, 2014, the Company issued a promissory note for $15,000. The note converts at the option of the holder at a stock price of $0.0003. The note is considered a tainted derivative liability since the Company has insufficient common stock to share settle the debt. The fair value of the derivative liability related to this debt at issuance was valued at $79,623 was booked as a derivative liability on the balance sheet.

9.	Convertible Debt

DS Enterprises:

On December 15, 2009, the Company converted accounts payable due to DS Enterprises, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0003) subject to anti-dilution protection. This note was in default as of September 30, 2014 due to lack of payment upon maturity.

Gross accounts payable converted	$526,094
Plus accrued interest	71,346
Net due	$597,440

Following is an analysis of convertible debt due DS Enterprises at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Contractual balance, in default	$511,440	$511,440
Less unamortized discount	–	–

Convertible debt	$511,440	$511,440

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

His Divine Vehicle - Related Party:

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0003) subject to anti-dilution protection. This note was in default as of September 30, 2014 due to lack of payment upon maturity.

Following is an analysis of convertible debt - related party at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Contractual balance, in default	$204,302	$204,302
Less unamortized discount	–	–

Convertible debt	$204,302	$204,302

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

Following is an analysis of convertible debt due Steve Botkin at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Contractual balance	$–	$–
Less unamortized discount	–	–

Convertible debt	$–	$–

This note was considered a derivative instrument due to the variable conversion feature. The Company recorded a derivative liability upon issuance which resulted in the note discount ($71,024 at issuance). A settlement agreement was reached with Botkin on April 8, 2013. The Company made a cash payment of $36,400, received 27,000,000 shares of common stock from Botkin, issued a note payable to Botkin for $67,600. In addition, Botkin waived $9,251 in accrued interest. The Company booked a $137,325 gain on settlement of this debt based on the common stock price and the fair value of the derivative liability on the date of settlement.

Lamar Pierce:

On July 10, 2014, the Company entered into a convertible promissory note with Lamar Pierce. The note bears interest of $2,500 for the first 30 days and 12% per month thereafter, matures on August 9, 2015 and converts into common shares at the conversion rate of $0.0003.

Following is an analysis of convertible debt due Lamar Pierce at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Contractual balance	$15,000	$–
Less unamortized discount	–	–

Convertible debt	$15,000	$–

This note was considered a derivative instrument due to the Company having insufficient unissued common shares to share settle the debt. The Company recorded a derivative liability upon issuance which resulted in the note discount ($15,000 at issuance). The fair value of the derivative liability related to this debt at issuance was valued at $79,623 was booked as a derivative liability on the balance sheet.

10.	Notes Payable

In connection with the Herrera Settlement Agreement, the Company issued promissory notes to former officers who made payments on behalf of the company. The Notes were issued on November 15, 2008, bear interest of 12% and are due in one year from the date of issuance. The total due as of September 30, 2014 and December 31, 2013 includes $10,778 due to former officers who made payments or waived fees as part of the Herrera Settlement Agreement and the $15,000 due to Mr. Monros and Mr. Sweeney recorded as related party debt to Mr. Monros and Mr. Sweeney.

A settlement agreement was reached with Botkin on April 8, 2013(See Note 9). As part of the settlement agreement the Company issued a note payable to Botkin for $67,600. The note bears no interest.

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

On July 17, 2014, the Company issued Cash Call, Inc. a promissory note in the amount of $35,000. The note matures on August 1, 2024 and bears interest at 94% per year. The note included a $3,500 origination fee. As of September 30, 2014 the unamortized discount was $3,432. The note was paid in full on October 20, 2014.

On September 4, 2014, the Company issued David Blanchard a promissory note in exchange for $50,000. The note matures on March 4, 2015 and bears interest at 15% per year. The Company issued 200,000 series A preferred shares as consideration for the loan. The shares issued were valued at $56,000 and were considered a debt discount. The Company booked $6,000 in interest expense upon origination and a $50,000 debt discount which was amortized over the life of the note. As of September 30, 2014 the unamortized discount was $42,818. The note was converted to series B preferred stock on November 18, 2014. The Company booked a loss on conversion of $441,959.

11.	Income Taxes

The Company files a U.S. Federal income tax return. The components of the net loss before income tax benefit for the periods ended September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Net income/(loss) before income taxes	$(7,220,023)	$(6,961,318)

The components of the Company's deferred tax assets at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Deferred tax assets
Liabilities
Loss carry-forwards	$4,656,283	$4,239,943
Valuation allowance	(4,656,283)	(4,239,943)
	$–	$–

At September 30, 2014, the Company had generated US net operating loss carry-forwards of approximately $13,694,951 which will expire in various years between 2013 and 2030. The benefit from utilization of net operating loss carry forwards incurred prior to December 30, 2004 is significantly limited in connection with a change in control of the Company. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards will never be utilized due to expiration or limitations on use due to ownership changes.

At September 30, 2014 and December 31, 2013, the Company has no uncertain tax positions.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of September 30, 2014 is $109,437.

The Company received a letter dated June 7, 2013 with a Civil Complaint titled Arnold Lamarr Weese, et al v. SaviCorp filed in the Northern District of West Virginia. In addition to SaviCorp, Serge Monros and Craig Waldrop are being sued individually. Settlement discussions failed and Plaintiff's counsel began service of Process. The Company and Mr. Monros have hired Shustak and Partners to defend the claim. The defendants sued for breach of contract, fraud, vicarious liability, and unlawful sale by an unregistered broker. The lawsuit attempted to hold the Company and Mr. Monros responsible for alleged improprieties of Waldrop. The Company finalized a negotiated settlement and received court approval on April 7, 2015. As of September 30, 2014, the Company has recorded a $1,101,179 liability based on the settlement agreement. This consists of $100,000 cash payment for legal fees paid over a period of five months and net common shares to be issued of 296,050,421 valued at $1,001,179. The lawsuit has been settled and dismissed on April 7, 2015.

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

Common Stock

Following is a description of transactions affecting common stock for the year ended December 31, 2013 and the nine months ended September 30, 2014.

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

Period Ended September 30, 2014

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

Throughout the period, 70,000,000 common shares were converted to 700,000 Preferred A shares. Since the market value of the two instruments were the same, there was no gain or loss on this transaction.

Throughout the period, 300,000 Preferred C shares were converted to 30,000,000 common shares. Since the market value of the two instruments were the same, there was no gain or loss on this transaction.

Stock Options

Gene-Cell, Inc., the company, used in the recapitalization (See Note 1) periodically issued incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The Board of Directors approved the issuance of all stock options. The exercise price of an option granted was determined by the fair market value of the stock on the date of grant. Reverse stock splits by the Company resulted in the reduction of outstanding options to less than 85 shares with exercise prices that are so high that the exercise of the options will never be practical. Expiration dates ranged from March, 2012 through July, 2012. There are no stock options outstanding as of September 30, 2014.

Incentive Stock Plan

During the year ended December 31, 2005 the 2005 Incentive Stock Plan was adopted by the Company’s Board of Directors and approved by the stockholders in August 2005. The 2005 Plan provides for the issuance of up to 25,000,000 shares and/or options. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the 2005 Incentive Stock Plan, key employees, officers, directors and consultants are entitled to receive awards. The 2005 Incentive Stock Plan permits the granting of incentive stock options, non-qualified stock options and shares of common stock with the purchase price, vesting and expiration terms set by the Board of Directors. No options have been issued under the Plan as of September 30, 2014.

Stock Warrants

In connection with the a repayment agreement, we agreed to issue to YA Global warrants to purchase an aggregate of 25,000,000 shares of common stock, exercisable for a period of three years at an exercise price of $0.0119. The warrants issued to YA Global provide for certain anti-dilution protection in the event that (i) we issue shares of our common stock for a purchase price below the exercise price of the various warrants or in the event we issue options or other convertible securities with a conversion price below the exercise price, (ii) we effectuate a stock split, stock dividend or other form of recapitalization, or (iii) we declare a dividend payment to the holders of our common stock. The exercise price was reset on August 8, 2011 to $0.0005 and the number of warrants increased to 595,000,000. The exercise price was reset on January 30, 2013 to $0.0003 and the number of warrants increased to 991,666,667. The holder exercised 80,362,450 warrants on a cashless basis and were issued 71,433,289 shares of common stock. This relieved $164,561 of derivative liability associated with the warrants that were exercised. The remaining warrants expired.

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

As of September 30, 2014 the following warrants remain outstanding:

		Remaining
Number of	Exercise	Life
Warrants	Price	Years
5,000,000	0.0100	0.58
666,667	0.0150	0.01

5,666,667	$0.0106

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

Following is a description of transactions affecting preferred stock for the year ended December 31, 2013 and the six months ended September 30, 2014.

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

Period Ended September 30, 2014

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

In June 2014, the Board of Directors authorized the issuance of 6,667 Preferred A shares to accredited and non-accredited investors for a total proceeds of $1,000.

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

Throughout the period, 300,000 Preferred C shares were converted to 30,000,000 common shares. Since the market value of the two instruments were the same, there was no gain or loss on this transaction.

Throughout the period, 70,000,000 common shares were converted to 700,000 Preferred A shares. Since the market value of the two instruments were the same, there was no gain or loss on these transactions.

Throughout the period, 215,000 Preferred A shares, valued at $60,350 were issued to lenders as consideration for issuing debt to the Company. The shares were valued based on the closing market price on the date of grant. $54,350 is a discount to the note payable and is amortized over the life of the note and $6,000 was expensed to interest upon issuance.

Throughout the period, the Board of Directors also authorized the issuance of 1,400,000 Preferred A shares and 50,000 Preferred B shares for services rendered by independent contractors. These issuances were valued based on the closing market value of the stock on the date of grant totaling $1,674,050.

Potentially Dilutive Equity Instruments

An analysis of potentially dilutive equity instruments at September 30, 2014:

Series A Preferred Stock convertible to common stock on a 100 for 1 basis	2,748,014,300
Series B Preferred Stock convertible to common stock on a 10,000 for 1 basis	1,263,060,000
Series C Preferred Stock convertible to common stock on a 100 for 1 basis	845,569,700

Total	4,856,644,000

Other Equity Transactions

Nine Months Ended September 30, 2013

Interest was imputed on non-interest bearing related party debt in the amount of $13,180 and credited to additional paid in capital.

Nine Months Ended September 30, 2014

Interest was imputed on non-interest bearing related party debt in the amount of $3,211 and credited to additional paid in capital.

14.	Related Party Transactions

The Company engaged in various related party transactions involving the issuance of shares of the Company's common stock during the periods ended September 30, 2014 and December 31, 2013.

During 2007, 2008, 2009, 2010 and 2011 His Divine Vehicle, Inc. ("HDV") incurred costs on behalf of the Company. At December 31, 2013, the Company owed Serge Monros $767,067 in accrued wages. At September 30, 2014, the Company owed Serge Monros $910,613 in accrued wages and HDV $13,976.

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

On December 15, 2009, the Company converted $204,302 of accounts payable due to His Divine Vehicle, Inc. into a convertible promissory note. The note bears interest at 8%, matured on April 15, 2010, and converts into common shares at the conversion rate of $0.003 (reset to $0.0005) subject to anti-dilution protection. The note matured and is currently in default due to lack of payment at maturity. The principal balance at December 31, 2013 and September 30, 2014 is $204,302.

In August, 2011 His Divine Vehicle loaned 2,000,000 Preferred C shares and the 200,000,000 common shares to the Company.

In January, 2013, His Divine Vehicle loaned 196,000,000 common shares, 3,491,423 Preferred A shares and 202,412 Preferred C shares to the Company.

In March, 2013, the Company entered into a five (5) year Master Distribution Agreement with His Divine Vehicle to sell the DynoValve and DynoValve Pro in various international territories. The consideration for the agreement was guaranteeing a minimum annual volume, payment for the DynoValves acquired and a three percent (3%) royalty payment. The Company is currently in default on this agreement. As part of this agreement, the Company acquires inventory from His Divine Vehicle. The Company acquired $232,594 in inventory during the nine months ended September 30, 2014 and $378,930 of inventory for the year ended December 31, 2013.

15.	Non-Cash Investing and Financing Transactions and Supplemental Disclosure of Cash Flow Information

During the periods ended September 30, 2014 and September 30, 2013, the Company engaged in various non-cash investing and financing activities as follows:

	2014	2013
Settlement of Convertible Debt and Derivative Liabilities with common stock	$164,561	$181,708
Settlement of Botkin Debt	$–	$125,351
Conversion of Preferred Stock into Common Stock	$40,000	$30,000
Derivative Discount	$79,623	$–
Bingham Equity Settlement of Accounts Payable	$–	$50,469
Stock Issued with Debt	$60,350	$–
Preferred Stock Loaned/Common Stock Issued for Stock Payable	$–	$171,278

During the periods ended September 30, 2014 and September 30, 2013, the Company made $8,763 and no interest payments and no income tax payments.

16.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2013 and September 30, 2014, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of September 30, 2014 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$10,113,603	$(4,967,006)
Settlements Payable	–	1,101,179	–	–
Rescission Liability	–	109,437	–	675,372
Fair Value at September 30, 2014	$–	$1,210,616	$10,113,603	$(4,291,634)

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2013 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$5,231,535	(3,950,096)
Settlements Payable	–	1,101,179	–	479,073
Rescission Liability	–	784,809	–	1,038,590
Fair Value at December 31, 2013	$–	$1,885,988	$5,231,535	$(2,432,433)

17.	Subsequent Events

Stock Issuances:

Since September 30, 2014, the Board of Directors authorized the issuance of an aggregate of 100,000 shares of its Preferred A shares and 255,754 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $1,051,000. In addition, the Board of Directors has authorized the issuance of an aggregate of 300,000 shares of its Preferred A shares and 92,450 shares of its Preferred B shares to accredited and non-accredited investors for services rendered valued at an aggregate of $3,622,600. In addition, the Board of Directors has authorized a net aggregate of 286,050,421 common shares in settlement of the Weese lawsuit. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of September 30, 2014 is $109,437.

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

During the period from inception, August 13, 2002, to December 31, 2010, we had not generated any revenue from operations. During the nine month period ending September 30, 2013, we generated revenues of $39,414. This consisted of gross revenues of $668,009. The majority of the sales were with DynoGreen Tech (“DGT”), a distributor in the Middle East. In addition to acquiring in excess of $640,000 of DynoValve products in the first nine months of 2013, DGT acquired Company stock and were issued short term stock options under their licensing agreement. Under GAAP guidance, the stock options were considered a sales incentive and were netted against DGT sales with the excess value expensed as stock based compensation. DGT is considered a related party. Costs of Goods Sold was $395,736 for the nine months ending September 30, 2013 yielding a gross loss of $(356,322). The gross loss was primarily a function of the sales discounts to DGT. Loss from operations for the nine months ending September 30, 2013 was $4,187,307. Other Income and Expense, net for the nine months ending September 30, 2013 was $(4,153,398) primarily due to the change in the fair value of our derivative liabilities. Net loss for the nine months ending September 30, 2013 was $8,340,705. During the period ending September 30, 2014, we generated revenues of $25,318. Costs of Goods Sold was $18,832 yielding a gross profit of $6,486. This is a decrease in revenue over the same period in 2013 as revenues slowed when DGT discontinued purchases in default of their distribution agreement. Loss from operations for the period ending September 30, 2014 was $2,825,560. The large decrease in the loss was primarily due to a reduction in stock based compensation paid in 2014. Other Income and Expense, net was $(4,394,463) primarily due to the change in the fair value of our derivative liabilities. Net loss was $7,220,023. This was a small decrease in the loss primarily due to a smaller change in the fair value of our derivative liabilities in 2014.

During the three months ending September 30, 2013, we generated net revenues of $5,406. This consisted of gross revenues of $120,406. The majority of the sales were with DGT. In addition to acquiring in excess of $112,000 of DynoValve products in the three months ending September 30, 2013, DGT acquired Company stock and were issued short term stock options under their licensing agreement. Under GAAP guidance, the stock options were considered a sales incentive and were netted against DGT sales with the excess value expensed as stock based compensation. DGT is considered a related party. Costs of Goods Sold during the three months ending September 30, 2013 was $89,327 yielding a gross loss of $(83,921). The gross loss was primarily a function of the sales discounts to DGT. Loss from operations for the three months ending September 30, 2013 was $593,698. Other Income and Expense, net for the three months ending September 30, 2013 was $4,555,440 primarily due to the change in the fair value of our derivative liabilities. Net profit for the three months ending September 30, 2013 was $3,961,742. During the three months ending September 30, 2014, we generated revenues of $702. Costs of Goods Sold was $1,327 yielding a gross loss of $(625). This is a decrease in revenue over the same period in 2013 as revenues slowed when DGT discontinued purchases in default of their distribution agreement. Loss from operations for the three months ending September 30, 2014 was $465,997. This was a small decrease in the loss. Other Income and Expense, net was $(3,727,141) primarily due to the change in fair value of our derivative liabilities. Net loss for the three months ending September 30, 2014 was $4,193,138. The large decrease in the loss was primarily due to the change in the fair value of the derivative liabilities.

As of September 30, 2014, we have accumulated net losses of $298,026,784. Additionally, at September 30, 2014, we are in a negative working capital position of $14,781,492 and a stockholders' deficit position $14,765,853. Our auditors have opined that such matters raise substantial doubt about our ability to continue as a going concern. We financed our operations mainly through the sale of common stock and have been entirely dependent on outside sources of financing for continuation of operations. For the remainder of fiscal 2014, we will continue to pursue funding for our business. There is no assurance that we will continue to be successful in obtaining additional funding on attractive terms or at all, nor that the projects towards which additional paid-in capital is assigned will generate revenues at all.

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

During the periods ended September 30, 2014 and 2013, we had limited sales and we expect to require additional cash of a minimum of approximately $2,000,000 over the next twelve months. Those funds, if available, will be used for continued operation as we grow sales. Additional financing will need to be obtained. Sources of funding may not be available on terms that are acceptable to management and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

Liquidity and Capital Resources

As of September 30, 2014, the Company had $75,443 in cash.

Total current liabilities were $15,166,589 as of September 30, 2014, consisting of convertible debt, of $730,742, notes payable of $78,750, derivative liabilities of $10,113,603, accounts payable and accrued liabilities of $2,833,829, related party payables of $13,976, settlement payable of $1,101,179, rescission liability of $109,437 and accounts payable assumed in recapitalization of $159,295.

We incurred net losses of $298,026,784 during the period from inception, August 13, 2002, to September 30, 2014. In addition, at September 30, 2014, we were in a negative working capital position of $14,781,492 and had a stockholders' deficit of $14,765,853. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our average monthly operational expenses have been $314,672 per month, for the period ended September 30, 2014.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. As of September 30, 2014, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. This assessment was made based on the need to amend prior filings due to embedded derivatives within various convertible securities and the lack of sufficient personnel to process transactions. We have hired an outside expert to evaluate and value derivative financial instruments in any and all convertible securities and when we obtain additional financing will hire additional personnel and implement procedures to properly account for and disclose all transactions.

b)	Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Generally, we believe we have good relationships with our shareholders. Our plan is to offer rescission to most shareholders obtaining privately offered shares from us since January 1, 2007 through 2011. The Company has pledged to use our best efforts, in good faith, to honor any accepted rescission offer. However, there is no assurance that rescission offer acceptances will not have a material effect on our finances or that we will be able to re-pay those electing to rescind in a complete and timely manner. As of the date hereof, the Company has postponed their plans to offer rescission to earlier purchasing shareholders, deeming it advisable to wait until the common stock price increases and they have more operating cash available to pay for the cost of undertaking this endeavor. The Company has booked a liability to account for this rescission liability and marks the liability to market on a quarterly basis. The rescission liability as of September 30, 2014 is $109,437.

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

For the nine months ended September 30, 2014, the Company issued the following:

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

Since September 30, 2014, the Board of Directors authorized the issuance of an aggregate of 100,000 shares of its Preferred A shares and 255,754 shares of its Preferred B shares to accredited and non-accredited investors for total proceeds of $1,051,000. In addition, the Board of Directors has authorized a net aggregate of 286,050,421 common shares in settlement of the Weese lawsuit. No sales commissions were paid in connection with these issuances and all investors reviewed or had access to all of the Company’s filing pursuant to the Securities Exchange Act of 1934, as amended.

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

SaviCorp

Date: June 29, 2015	By: /s/ SERGE MONROS
Serge Monros
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: June 29, 2015	By: /s/ SERGE MONROS
Serge Monros
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

